Form 10-Q
period 2013-03-31
ExOne Co
filed 2013-05-15
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35806

The ExOne Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-1684608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

127 Industry Boulevard

North Huntingdon, Pennsylvania 15642

(Address of Principal Executive Offices) (Zip Code)

(724) 863-9663

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 15, 2013, 13,281,608 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item I.	Financial Statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	For the Quarter Ended March 31,
	2013	2012

Revenue	$7,934	$2,722

Cost of sales	5,096	1,906

Gross profit	2,838	816

Operating expenses
Research and development	856	484
Selling, general and administrative	3,568	1,686

	4,424	2,170

Loss from operations	(1,586)	(1,354)

Other (income) expense
Interest expense	230	198
Other (income) expense - net	(59)	(45)

	171	153

Loss before income taxes	(1,757)	(1,507)

Provision (benefit) for income taxes(1)	19	(12)

Net loss	(1,776)	(1,495)

Less: Net income attributable to noncontrolling interests	138	34

Net loss attributable to ExOne	$(1,914)	$(1,529)

Net loss attributable to ExOne per common share:
Basic	$(0.20)	N/A (1)
Diluted	(0.20)	N/A (1)

Comprehensive loss:
Net loss attributable to ExOne	$(1,914)	$(1,529)
Other comprehensive loss:
Foreign currency translation adjustments	(141)	(60)

Comprehensive loss	(2,055)	(1,589)

Less: Comprehensive loss attributable to noncontrolling interests	—	—

Comprehensive loss attributable to ExOne	$(2,055)	$(1,589)

(1)	Information not comparable for the quarter ended March 31, 2012 as a result of the Reorganization of the Company as a corporation on January 1, 2013 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per-share, per-unit, share and unit amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$71,112	$2,802
Accounts receivable - net of allowance of $117 (2013) and $83 (2012)	6,378	8,413
Inventories - net	7,562	7,485
Prepaid expenses and other current assets	1,499	1,543

Total current assets	86,551	20,243

Property and equipment - net	13,189	12,467
(Including amounts attributable to consolidated variable interest entities of $5,567 at December 31, 2012)
Deferred income taxes	9	178
Other noncurrent assets	501	187

Total assets	$100,250	$33,075

Liabilities
Current liabilities:
Line of credit	$—	$528
Demand note payable to member	—	8,666
Current portion of long-term debt	123	2,028
(Including amounts attributable to consolidated variable interest entities of $1,913 at December 31, 2012)
Current portion of capital and financing leases	777	920
Accounts payable	2,743	2,451
Accrued expenses and other current liabilities	3,442	4,436
Preferred unit dividends payable	—	1,437
Deferred income taxes	9	178
Deferred revenue and customer prepayments	2,902	4,281

Total current liabilities	9,996	24,925

Long-term debt - net of current portion	2,178	5,669
(Including amounts attributable to consolidated variable interest entities of $3,150 at December 31, 2012)
Capital and financing leases - net of current portion	1,954	1,949
Other noncurrent liabilities	392	491

Total liabilities	14,520	33,034

Commitments and contingencies

Stockholders’ / Members’ Equity (Deficit)
ExOne stockholders’ / members’ deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, 13,281,608 shares issued and outstanding	133	—
Additional paid-in capital	87,826	—
Accumulated deficit	(1,914)	—
Preferred units, $1.00 par value, 18,983,602 units issued and outstanding	—	18,984
Common units, $1.00 par value, 10,000,000 units issued and outstanding	—	10,000
Members’ deficit	—	(31,355)
Accumulated other comprehensive loss	(315)	(174)

Total ExOne stockholders’ / members’ equity (deficit)	85,730	(2,545)
Noncontrolling interests	—	2,586

Total stockholders’ / members’ equity	85,730	41

Total liabilities and stockholders’ / members’ equity	$100,250	$33,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	For the Quarter Ended March 31,
	2013	2012
Operating activities
Net loss	$(1,776)	$(1,495)
Adjustments to reconcile net loss to cash used for operations:
Depreciation	572	384
Equity-based compensation	111	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	2,008	(900)
(Increase) decrease in inventories	(463)	(2,449)
(Increase) decrease in prepaid expenses and other assets	(982)	123
Increase (decrease) in accounts payable	(105)	643
Increase (decrease) in accrued expenses and other liabilities	(1,007)	262
Increase (decrease) in deferred revenue and customer prepayments	(1,379)	(40)

Cash used for operating activities	(3,021)	(3,472)

Investing activities
Capital expenditures	(731)	(457)
Deconsolidation of noncontrolling interests in variable interest entities	(2,327)	—

Cash used for investing activities	(3,058)	(457)

Financing activities
Net proceeds from issuance of common stock	91,083	—
Net change in line of credit borrowings	(528)	728
Net change in demand note payable to member	(9,885)	600
Proceeds from financing leases	—	985
Payments on long-term debt	(5,396)	(320)
Payments on capital and financing leases	(386)	(185)
Payment of preferred stock dividends	(456)	—

Cash provided by financing activities	74,432	1,808

Effect of exchange rate changes on cash and cash equivalents	(43)	(33)

Net change in cash and cash equivalents	68,310	(2,154)
Cash and cash equivalents at beginning of period	2,802	3,496

Cash and cash equivalents at end of period	$71,112	$1,342

Supplemental disclosure of noncash investing and financing activities(1)
Property and equipment acquired through financing arrangements	$282	$470

Transfer of inventories to property and equipment for internal use	$386	$485

Transfer of property and equipment to inventories for sale	$—	$336

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$1,219	$127

Reclassification of redeemable preferred units to preferred units	$—	$18,984

Preferred unit dividends declared but unpaid	$—	$246

Deconsolidation of noncontrolling interests in variable interest entities	$397	$—

(1)	Refer to Note 9 for noncash impacts of the Company’s initial public offering.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Deficit) (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total stockholders / members’ equity (deficit)

Balance at December 31, 2011	$—	$10,000	$(27,485)	$—	$—	$—	$—	$(220)	$2,106	$(15,599)
Preferred unit reclassification	18,984	—	—	—	—	—	—	—	—	18,984
Preferred unit dividends	—	—	(246)	—	—	—	—	—	—	(246)
Net loss	—	—	(1,529)	—	—	—	—	—	34	(1,495)
Other comprehensive loss	—	—	—	—	—	—	—	(60)	—	(60)

Balance at March 31, 2012	$18,984	$10,000	$(29,260)	$—	$—	$—	$—	$(280)	$2,140	$1,584

Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—

Balance at January 1, 2013	—	—	—	190	58	(2,619)	—	(174)	2,586	41
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Issuance of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Equity-based compensation	—	—	—	—	—	111	—	—	—	111
Net loss	—	—	—	—	—	—	(1,914)	—	138	(1,776)
Other comprehensive loss	—	—	—	—	—	—	—	(141)	—	(141)
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at March 31, 2013	$—	$—	$—	$—	$133	$87,826	$(1,914)	$(315)	$—	$85,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share, per-unit, share and unit amounts)

Note 1.	Basis of Presentation

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne.

The Company has considered the proforma effects of its Reorganization on the provision (benefit) for income taxes for the quarter ended March 31, 2012 in its condensed statement of consolidated operations and comprehensive loss and concluded that there would be no difference as compared to the amount reported. In addition, the Company has omitted basic and diluted earnings per share for the quarter ended March 31, 2012, as a result of the Reorganization, as the basis for such calculation is no longer comparable to current period presentation.

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany) and Ex One KK (Japan), and two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

At December 31, 2012 and through March 27, 2013, ExOne leased property and equipment from Lone Star and TMF. ExOne did not have an ownership interest in Lone Star or TMF. ExOne was identified as the primary beneficiary of Lone Star and TMF in accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs, as ExOne guaranteed certain long-term debt of both Lone Star and TMF and governed these entities through common ownership. This guidance requires certain VIEs to be consolidated when an enterprise has the power to direct the activities of the VIE that most significantly impact VIE economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The condensed consolidated financial statements therefore include the accounts of Lone Star and TMF through March 27, 2013. The assets of Lone Star and TMF could only be used to settle obligations of Lone Star and TMF, and the creditors of Lone Star and TMF did not have recourse to the general credit of ExOne.

On March 27, 2013, ExOne Americas LLC acquired certain assets, including property and equipment (principally land, buildings and machinery and equipment) held by the two VIEs, and assumed all outstanding debt of such VIEs (Note 3). Following this transaction, neither of the entities continued to meet the definition of a VIE with respect to ExOne, and as a result, the remaining assets and liabilities of both entities were deconsolidated following the transaction.

On February 6, 2013, the Company commenced an initial public offering of 6,095,000 shares of its common stock at a price to the public of $18.00 per share, of which 5,483,333 shares were sold by the Company and 611,667 were sold by a selling stockholder (including consideration of the exercise of the underwriters’ over-allotment option). Following completion of the offering on February 12, 2013, the Company received net proceeds of approximately $90,371 (net of underwriting commissions and associated offering costs, including approximately $712 in offering costs deferred by the Company at December 31, 2012).

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2012 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes all disclosures required by GAAP.

The Company has incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $1,776 for the quarter ended March 31, 2013. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. These conditions raised substantial doubt as to the Company’s ability to continue as a going concern. As noted above, in connection with the completion of its initial public offering in February 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $90,371. Management believes that the unrestricted net proceeds obtained through this transaction have alleviated the substantial doubt and will be sufficient to support the Company’s operations through April 1, 2014.

In February 2013, the FASB issued guidance changing the requirements of companies reporting of amounts reclassified out of accumulated other comprehensive income (loss). These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required to be reclassified in its entirety to net income (loss). For other amounts that are not required to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income (loss). This change becomes effective for the Company on January 1, 2014. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the consolidated financial statements of the Company.

Note 2.	Computation of Net Loss Attributable to ExOne Per Common Share

The Company presents basic and diluted loss per common share amounts. Basic loss per share is calculated by dividing net loss available to ExOne common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share is calculated by dividing net loss available to ExOne common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

The weighted average shares outstanding for the quarter ended March 31, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, and (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013.

As ExOne incurred a net loss during the quarter ended March 31, 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options and restricted stock issued (Note 10), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

March 31, 2013

Net loss attributable to ExOne	$(1,914)
Less: Preferred stock dividends declared	(152)

Net loss available to ExOne common shareholders	(2,066)

Weighted average shares outstanding (basic and diluted)	10,094,821

Net loss attributable to ExOne per common share:
Basic	$(0.20)
Diluted	(0.20)

The Company has omitted basic and diluted earnings per share for the quarter ended March 31, 2012, as a result of the Reorganization (Note 1), as the basis for such calculation is no longer comparable to current period presentation.

Note 3.	Acquisition of Net Assets of Variable Interest Entities

On March 27, 2013, ExOne Americas LLC acquired certain assets, including property and equipment (principally land, buildings and machinery and equipment) held by two VIEs of the Company, TMF and Lone Star, and assumed all outstanding debt of such VIEs.

Payments of approximately $1,900 and $200 were made to TMF and Lone Star, respectively, including a return of capital to the entities of approximately $1,400. As the parties subject to this transaction were determined to be under common control, property and equipment acquired in the transaction were recorded at their net carrying value on the date of acquisition (approximately $5,400) similar to a pooling-of-interests. As the VIEs were consolidated by the Company in previous periods, no material differences exist due to the change in reporting entity, and as such, no restatement of prior period financial statements on a combined basis is considered necessary. There was no gain or loss or goodwill generated as a result of this transaction, as the total purchase price was equal to the net book value of assets at the VIE level (previously consolidated by the Company). Simultaneous with the completion of this transaction, the Company also repaid all of the outstanding debt assumed from the VIEs, resulting in a payment of approximately $4,700. Subsequent to this transaction, neither TMF or Lone Star continued to meet the definition of a VIE with respect to ExOne, and as a result, the remaining assets and liabilities of both entities were deconsolidated following the transaction, resulting in a reduction to equity (through noncontrolling interest) of approximately $2,700.

Note 4.	Inventories

	March 31, 2013	December 31, 2012
Raw materials and components	$4,492	$4,892
Work in process	2,619	2,098
Finished goods	451	495

	$7,562	$7,485

At March 31, 2013 and December 31, 2012, the allowance for slow-moving and obsolete inventories was approximately $878 and $891, respectively, and has been reflected as a reduction to inventories (raw materials and components).

Note 5.	Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company and guaranteed by the Chairman and Chief Executive Officer (“CEO”) of the Company for approximately $2,000 (€1,500). Of this amount, approximately $1,100 (€800) is available for short-term borrowings or cash advances (overdrafts). Both short-term borrowings and overdrafts are subject to variable interest rates as determined by the bank. At March 31, 2013, interest rates were 1.98% for short-term borrowings and 6.20% for overdrafts. There is no commitment fee associated with this agreement. At March 31, 2013, the Company had no outstanding short-term borrowings. At December 31, 2012, the Company had outstanding short-term borrowings of $528 (€400). At March 31, 2013 and December 31, 2012, there were no outstanding overdraft amounts.

Amounts in excess of the amounts available for short-term borrowings and overdrafts are available for additional bank transactions requiring security (i.e. bank guarantees, leasing, letters of credit, etc.). Amounts covered under the security agreement accrue interest at 1.75%. There is no charge for unused amounts under the security agreement. At March 31, 2013 and December 31, 2012, the Company had transactions guaranteed by the security agreement of $338 (€264) and $757 (€573), respectively.

Note 6.	Demand Note Payable to Member

The Company has received cash advances to support its operations from an entity controlled by the majority member of the former limited liability company (also the Chairman and CEO of the Company). These cash advances accrued interest at 8.0% annually and were payable on demand. The Company formalized these cash advances in the form of a line credit with the entity in 2012.

At December 31, 2012, the line of credit balance outstanding on these advances, including accrued interest, was approximately $8,666. During the three month period ended March 31, 2013, approximately $1,219 in additional amounts (including accrued interest) were added to the outstanding line of credit, including the conversion of preferred unit dividends payable of approximately $1,133 by the principal preferred unitholder (also the majority member of the former limited liability company and Chairman and CEO of the Company) to amounts payable under the line of credit. On February 14, 2013, the Company repaid all outstanding amounts on the line of credit (approximately $9,885) and retired the arrangement.

Note 7.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
ExOne
Building note payable to a bank, with monthly payments of $18 including interest at 4.00% through May 2017 and subsequently, the monthly average yield on U.S. Treasury Securities plus 3.25% for the remainder of the term through May 2027.	$2,301	$2,334

Building note payable to an unrelated entity, with monthly payments including interest at 6.00% through June 2014.	—	300

Lone Star Metal Fabrication, LLC
Building note payable to a bank, with monthly payments including interest at 7.00% through July 2014.	—	727

Troy Metal Fabricating, LLC
Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 3.00% (3.21% at December 31, 2012) through December 2017.	—	1,193

Equipment note payable to a bank, with monthly payments including interest at 4.83% through December 2016.	—	1,056

Equipment line of credit to a bank, converted to term debt in January 2012; monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through December 2016.	—	886

Building note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.45% (2.66% at December 31, 2012) through April 2013. Interest is fixed at 6.80% under a related interest rate swap agreement.	—	760

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through January 2014. Interest is fixed at 6.68% under a related interest rate swap agreement.	—	228

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through April 2013.	—	213

	2,301	7,697

Less: Current portion of long-term debt	123	2,028

	$2,178	$5,669

On February 14, 2013, the Company repaid $300 to retire its building note payable to an unrelated entity. There were no prepayment penalties or gains or losses associated with this early retirement of debt.

On March 27, 2013, in connection with the acquisition of certain net assets of the Lone Star and TMF VIEs (Note 3), the Company assumed and repaid all amounts outstanding on Lone Star and TMF debt (approximately $4,700). There were no prepayment penalties or gains or losses associated with this early retirement of debt.

Prior to deconsolidation, the Company, through its VIEs, entered into certain interest rate swap agreements with a bank. The Company utilized the interest rate swaps for the purpose of managing risks related to the variability of future earnings and cash flows caused by changes in interest rates. Under the terms of the agreements, the Company agreed to pay interest at fixed rates and receive variable interest from the counterparty.

At December 31, 2012, the fair value of the interest rate swaps was a liability of approximately $13. These obligations are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Gains (losses) on interest rate swap contracts were recorded as a component of interest expense in the condensed statement of consolidated operations and comprehensive loss.

Note 8.	Capital and Financing Leases

In January 2013, the Company entered into an equipment leasing arrangement with a bank. Terms of the agreement include monthly payments of $5 over a five-year period beginning in January 2013 and a bargain purchase option at the end of the lease term. As a result, this agreement was determined to be a capital lease. The present value of future minimum lease payments, including an interest rate of 4.4%, was approximately $265 at March 31, 2013.

In November 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $974 (€737) with repayment of the lease occurring over a three-year period beginning in January 2013. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $590 (€461) and $853 (€646) at March 31, 2013 and December 31, 2012, respectively.

In July 2012, the Company entered into a sale-leaseback transaction with a related party for a 3D printing machine. Based on the economic substance of the transaction between the parties, this transaction was accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $1,553 with repayment of the lease occurring over a five-year period beginning in August 2012. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $1,395 and $1,463 at March 31, 2013 and December 31, 2012. On April 4, 2013, the Company settled this financing lease obligation for a cash payment of approximately $1,372 (including accrued interest). There were no prepayment penalties or gains or losses associated with this settlement.

In March 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $985 (€739) with repayment of the lease occurring over a three-year period beginning in April 2012. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $480 (€374) and $553 (€418) at March 31, 2013 and December 31, 2012, respectively.

Note 9.	Common Units, Preferred Units, Preferred Stock and Common Stock

Common Units

At December 31, 2012, the Company had 10,000,000 common units issued and outstanding.

Net income (loss) was allocated to each common unitholder in proportion to the units held by each common unitholder relative to the total units outstanding. The common unitholders shared the Company’s positive cash flow, to the extent available, which was distributed annually and allocated among the common unitholders in proportion to the units held by each common unitholder relative to the total units outstanding. Common unitholders were entitled to one vote per unit on all matters.

On January 1, 2013, in connection with the Reorganization of the Company (Note 1), common units in the former limited liability company were exchanged for 5,800,000 shares of common stock.

Preferred Units and Preferred Stock

On December 30, 2011, the Company entered into a debt conversion agreement with the majority member of the former limited liability company to convert $18,984 of unpaid principal and interest on a demand note payable to member into redeemable preferred units of the Company in full satisfaction of the indebtedness. Accordingly, 18,983,602 in redeemable preferred units were issued at a conversion price of $1.00 per share.

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

The Company had the option to redeem all or any number of the preferred units at any time upon written notice and payment to the unitholder of $1.00 plus all accrued but unpaid dividends for each unit being redeemed. The unitholder had the option to convert all or any number of preferred units to common units at the conversion rate of 9.5 preferred units for 1.0 common unit. Preferred units were designed to automatically convert to 1,998,275 common units upon the closing of any initial public offering in which the gross proceeds of the offering exceeded $50,000 provided that the unitholder elected to retain such units. The Company analyzed the conversion feature under the applicable FASB guidance for accounting for derivatives and concluded that the conversion feature did not require separate accounting under such FASB guidance.

Because the unitholder was also the majority member of the Company at December 31, 2011, he had the ability to redeem the preferred units at his option, thus giving the units characteristics of a liability rather than equity.

Accordingly, the Company’s preferred units were classified as a liability in the Company’s consolidated balance sheet at December 31, 2011. At December 31, 2011, the unitholder had committed to not exercise his redemption rights through January 1, 2013.

In February 2012, the redemption feature on the preferred units was removed by an amendment to the preferred unit agreement. As a result, the preferred units were reclassified at fair value ($18,984) from a liability to equity in the condensed consolidated balance sheets.

In May 2012, the unitholder sold 6,000,000 preferred units to two separate unrelated parties for $1.00 per unit.

On January 1, 2013, in connection with the Reorganization of the Company (Note 1), all of the preferred units in the former limited liability company were exchanged for 18,983,602 shares of preferred stock.

On February 12, 2013, immediately prior to the closing of the initial public offering of the Company (Note 1), shares of preferred stock were converted into shares of common stock at a 9.5 to 1.0 basis (1,998,275 shares). Following the conversion, there are no issued or outstanding shares of preferred stock in the Company.

Common Stock

Following the closing of the initial public offering of the Company on February 12, 2013, there are 200,000,000 shares of common stock authorized at a par value of $0.01 per share and 13,281,608 shares issued and outstanding.

The following table summarizes common stock activity for the quarter ended:

Common Stock (number of shares)
Balance at December 31, 2012	—
Conversion of common units of The Ex One Company, LLC to common stock of The ExOne Company	5,800,000
Conversion of preferred stock to common stock immediately prior to closing of the initial public offering of The ExOne Company	1,998,275
Initial public offering of The ExOne Company	5,483,333

Balance at March 31, 2013	13,281,608

Note 10.	Equity-Based Compensation

On January 24, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of (i) 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or (ii) a number of shares of common stock determined by the Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,242 shares, subject to certain adjustments.

On January 24, 2013, the Board of Directors authorized awards of 180,000 incentive stock options (“ISOs”) under the Plan to certain employees, which grants were effective contemporaneously with the initial public offering of the Company at an exercise price determined by the initial offering price ($18.00 per share). These awards vest in one-third increments on the first, second and third anniversaries of the grant date, respectively, and expire on February 6, 2023.

On January 24, 2013, the Board of Directors authorized awards of 10,000 shares of restricted stock under the Plan to certain members of the Board of Directors, which grants were effective contemporaneously with the initial public offering of the Company. These awards vest in one-third increments on the first, second and third anniversaries of the grant date, respectively.

On March 11, 2013, the Board of Directors authorized an award of 10,000 shares of restricted stock under the Plan to an executive of the Company. This award vests vest in one-third increments on the first, second and third anniversaries of the grant date, respectively.

The following table summarizes the total equity-based compensation expense recognized for all ISOs and restricted stock awards:

	March 31,
	2013	2012
Equity-based compensation expense recognized:
ISOs	$96	$—
Restricted stock	15	—

Total equity-based compensation expense before income taxes	$111	$—
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$111	$—

*	The benefit for income taxes from equity-based compensation has been determined to be $0 based on a full valuation allowance against net deferred tax assets for the quarter ended March 31, 2013. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $17.

At March 31, 2013, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,806 for ISOs and $451 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 3.0 years.

The fair value of ISOs was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

March 31, 2013
Weighted average fair value per ISO	$11.03
Volatility	68.70%
Average risk-free interest rate	1.07%
Dividend yield	0.00%
Expected term (years)	6.0

Expected volatility has been estimated based on historical volatilities of certain peer group companies over the expected term of the awards, due to the fact that prior to issuance, the Company was a nonpublic entity. The average risk-free rate is based on a weighted average yield curve of risk-free interest rates consistent with the expected term of the awards. Expected dividend yield is based on historical dividend data as well as future expectations. Expected term has been calculated using the simplified method as the Company does not have sufficient historical exercise experience upon which to base an estimate.

The activity for ISOs for the quarter ended March 31, 2013, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—	$—
ISOs granted	180,000	$18.00	$11.03
ISOs forfeited	(5,000)	$18.00	$11.03

Outstanding at March 31, 2013	175,000	$18.00	$11.03

ISOs exercisable	—	$—	$—
ISOs expected to vest	175,000	$18.00	$11.03

The aggregate intrinsic value of both unvested ISOs and ISOs expected to vest at March 31, 2013, was approximately $2,713. The weighted average remaining contractual term of ISOs expected to vest at March 31, 2013, was approximately 10.0 years.

The activity for restricted stock awards for the quarter ended March 31, 2013, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—
Restricted shares granted	20,000	$23.26
Restricted shares forfeited	—	$—

Outstanding at March 31, 2013	20,000	$23.26

Restricted shares vested	—	$—
Restricted shares expected to vest	20,000	$23.26

Note 11.	License Agreements

The Company has license agreements with certain organizations which require license fee payments to be made on a periodic basis, including royalties on net sales of licensed products, processes and consumables. License fee expenses amounted to approximately $30 and $117 for the quarters ended March 31, 2013 and 2012, respectively, and are included in cost of sales in the condensed consolidated statement of operations and comprehensive loss. At March 31, 2013, accrued license fees were approximately $697 and are recorded in accrued expenses and other current liabilities ($522) and other noncurrent liabilities ($175) in the condensed consolidated balance sheets. At December 31, 2012, accrued license fees were approximately $1,015 and are recorded in accrued expenses and other current liabilities ($748) and other noncurrent liabilities ($267) in the condensed consolidated balance sheets.

Included in the license agreements is an exclusive patent license agreement with the Massachusetts Institute of Technology (the MIT Agreement). Patents covered under the MIT Agreement have expiration dates ranging from 2013 to 2021.

On January 22, 2013, the Company and MIT agreed to an amendment of their exclusive patent license agreement (the Amended MIT Agreement). The Amended MIT Agreement provides for, among other things, (1) a reduction in the term of the agreement between the Company and MIT from the date of expiration or abandonment of all issued patent rights to December 31, 2016, (2) an increase in the annual license maintenance fees due for the years ended December 31, 2013 through December 31, 2016 from $50 annually to $100 annually, with amounts related to 2013 through 2016 guaranteed by the Company (3) a settlement of all past and future royalties on net sales of licensed products, processes and consumables for a one-time payment of $200 (paid in March 2013), and (4) a provision for extension of the term of the arrangement between the parties for an annual license maintenance fee of $100 for each subsequent year beyond 2016. As a result of the Amended MIT Agreement, the Company recorded a reduction to its accrued license fees at December 31, 2012, of approximately $1,500, with a corresponding reduction to cost of sales.

There were no license fee expenses associated with the Amended MIT Agreement for the quarter ended March 31, 2013. License fee expenses, including minimum license maintenance fees and royalties, associated with the MIT Agreement for the quarter ended March 31, 2012 were $109. Reimbursement of qualifying patent expenses incurred by MIT were $3 and $17 for the quarters ended March 31, 2013 and March 31, 2012, respectively and are recorded in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

Note 12.	Income Taxes

Prior to Reorganization (Note 1) the Company was a limited liability company whereby its members were taxed on a proportionate share of the Company’s taxable income. Following the merger of The ExOne Company, LLC with and into The ExOne Company, The ExOne Company became a corporation, taxable for federal, state, local and foreign income tax purposes. On January 1, 2013, the Company recorded a net deferred tax asset of approximately $410 based on the difference between the book and tax basis of assets and liabilities as of that date. Due to a history of operating losses by the limited liability company, a valuation allowance of 100% of the initial net deferred tax asset was established.

The provision (benefit) for income taxes for the quarters ended March 31, 2013 and 2012 was $19 and ($12), respectively, and related entirely to the taxable income (loss) of ExOne GmbH. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the quarters ended March 31, 2013 and 2012. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended March 31, 2013 and 2012 was 101.1% and (0.8%), respectively. For the quarter ended March 31, 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily due to net changes in valuation allowances for the period. For the quarter ended March 31, 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

The components of net deferred income tax assets and net deferred income tax liabilities were as follows (including the effect of the Reorganization of the Company):

	March 31, 2013	January 1, 2013 (Reorganization)	December 31, 2012
Current deferred tax assets (liabilities):
Accounts receivable	$43	$31	$—
Inventories	(13)	(40)	(434)
Accrued expenses and other current liabilities	401	562	143
Deferred revenue and customer prepayments	582	1,851	1,912
Other	33	10	250
Valuation allowance	(1,055)	(2,429)	(2,049)

Current deferred tax assets (liabilities)	(9)	(15)	(178)
Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	1,273	431	431
Property and equipment	1,052	691	599
Other	291	342	567
Valuation allowance	(2,607)	(1,449)	(1,419)

Noncurrent deferred tax assets (liabilities)	9	15	178

Net deferred tax assets (liabilities)	$—	$—	$—

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits in jurisdictions with which it operates. As such, any benefit from deferred taxes in either quarterly period has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on (i) recent historical operating results (ii) the expected timing of reversal of temporary differences (iii) various tax planning strategies that the Company may be able to enact in future periods (iv) the impact of potential operating changes on the business and (v) forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

At March 31, 2013, the Company had approximately $809 in net operating loss carryforwards to offset the future taxable income of its Japanese subsidiary, which expire from 2013 through 2019. At March 31, 2013, the Company had approximately $2,002 in net operating loss carryforwards to offset the future taxable income of its United States subsidiary, which expire in 2033.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and related party transactions. At March 31, 2013 and December 31, 2012, the liability for uncertain tax positions was approximately $463 and $416, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. At March 31, 2013 and December 31, 2012, the liability for uncertain tax positions related to the Company’s Japanese subsidiary was $30 and $94, respectively, with changes offset against net operating loss carryforwards of this subsidiary.

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the condensed statement of consolidated operations and comprehensive loss.

Note 13.	Fair Value Measurements

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	March 31, 2013	December 31, 2012
Accrued expenses and other current liabilities:
Interest rate swap liability	2	$—	$13

The fair value of the interest rate swap liability is determined by using a discounted cash flow model using observable inputs from the related forward interest rate yield curves with the differential between the forward rate and the stated interest rate of the instrument discounted back from the settlement date of the contracts to the respective balance sheet date. As this model utilizes observable inputs and does not require significant management judgment it has been determined to be a Level 2 financial instrument in the fair value hierarchy.

Prior to redemption during the quarter ended March 31, 2012, the fair value of the Company’s redeemable preferred units was estimated based on unobservable inputs, including the present value of the Company’s demand note payable to member immediately prior to conversion (Note 9). As this estimate utilized unobservable inputs and required significant management judgment it was determined to be a Level 3 financial instrument in the fair value hierarchy.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the quarters ended March 31:

	2013	2012
Beginning balance	$—	$18,984
Realized gains (losses)	—	—
Unrealized gains (losses)	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(18,984)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$—	$—

The carrying values and fair values of other financial instruments of the Company were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$71,112	$71,112	$2,802	$2,802
Line of credit	—	—	528	528
Demand note payable to member	—	—	8,666	8,666
Current portion of long-term debt	123	123	2,028	2,028
Current portion of capital and financing leases	777	777	920	920
Long-term debt - net of current portion	2,178	2,714	5,669	7,880
Capital and financing leases - net of current portion	1,954	1,954	1,949	1,949

The carrying amounts of cash and cash equivalents, line of credit, demand note payable to member, current portion of long-term debt and current portion of financing leases approximate fair value due to their short-term maturities. Cash and cash equivalents were classified in Level 1; Line of credit, demand note payable to member, current portion of long-term debt, current portion of capital and financing leases, long-term debt – net of current portion and capital and financing leases – net of current portion were classified in Level 2.

Note 14.	Customer Concentrations

During the quarters ended March 31, 2013 and March 31, 2012, the Company conducted a significant portion of its business with a limited number of customers. The Company had four customers for the quarter ended March 31, 2013, which individually represented 10.0% or greater of total revenue. The Company had no customers for the quarter ended March 31, 2012, which individually represented 10.0% or greater of total revenue. For the quarters ended March 31, 2013 and March 31, 2012, the Company’s five most significant customers represented approximately 58.5% and 24.7% of total revenue, respectively. At March 31, 2013 and December 31, 2012, accounts receivable from the Company’s five most significant customers were approximately $3,415 and $1,671, respectively.

Note 15.	Related Party Transactions

The Company provides various services to several related entities under common control by the Chairman and CEO of the Company, primarily in the form of accounting, finance, information technology and human resource outsourcing. The cost of these services is generally reimbursed by these related entities and was approximately $48 for each of the quarters ended March 31, 2013 and 2012. In addition, the Company may purchase certain items on behalf of related parties under common control by the Chairman and CEO of the Company. Amounts due from these related entities at March 31, 2013 and December 31, 2012, were not significant.

The Company receives design services and the corporate use of an airplane from related entities under common control by the Chairman and CEO of the Company. The cost of these services received was approximately $41 and $19 for the quarters ended March 31, 2013 and 2012, respectively. Amounts due to these related entities at March 31, 2013 and December 31, 2012, were not significant.

Note 16.	Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events, other than those already disclosed within the notes to the condensed consolidated financial statements, have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-unit and per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Regarding Forward Looking Statements” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

The forward looking information set forth in this Quarterly Report on Form 10-Q is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

Business and Strategy

We are a global provider of 3D printing machines and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specifications for our customers using our 3D printing machines. We offer pre-production collaboration and print products for customers through our production service centers (“PSCs”), which are located in the United States, Germany and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products.

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

Results of Operations.

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended March 31, 2013, was $1,914, or $0.20 per basic and diluted share, compared with a net loss attributable to ExOne of $1,529 for the quarter ended March 31, 2012. The increase in our net loss was principally due to (i) an increase in our operating expenses from 2013 compared to 2012 principally due to increased professional service fees and personnel costs in making the transition from a private company to a publicly traded company and (ii) increased research and development spending, mostly associated with our continued efforts in qualifying materials for our 3D printing operations. Offsetting the impact of the increase in operating expenses, were (i) increases in our revenue and gross profit as a result of a significant increase in 3D printing and laser machine sales for 2013 compared to 2012. Refer to the sections below for further description of these changes.

Revenue

Revenue for the quarter ended March 31, 2013, was $7,934 compared with revenue of $2,722 for the quarter ended March 31, 2012, an increase of $5,212, or 191.5%. This increase was principally due to a higher volume of sales of 3D printing and laser machines (5 for the quarter ended March 31, 2013 as compared to zero for the quarter ended March 31, 2012) as well as 3D printed parts, materials and other services.

The following table summarizes revenue by product line for each of the quarters ended March 31:

	2013		2012

3D printing and laser machines	$4,255	53.6%	$—	0.0%
3D printed parts, materials and other services	3,679	46.4%	2,722	100.0%

	$7,934	100.0%	$2,722	100.0%

The following table summarizes 3D printing and laser machines sold by type for each of the quarters ended March 31 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of 3D printing and laser machines by type):

	2013	2012
Machine units sold:

S Max	2	—
S Print	1	—
M Lab	1	—
Orion™	1	—

	5	—

The following table summarizes the significant components of the change in revenue by product line for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2013:

	3D printing and laser machines	3D printed parts, materials and other services	Total

For the quarter ended March 31, 2012	$—	$2,722	$2,722
Change in revenue attributed to:
Volume	4,255	1,068	5,323
Foreign currency	—	(111)	(111)

	4,255	957	5,212

For the quarter ended March 31, 2013	$4,255	$3,679	$7,934

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2013 was $5,096 compared with cost of sales of $1,906 for the quarter ended March 31, 2012, an increase of $3,190, or 167.4%. Cost of sales as a percentage of revenue was 64.2% for the quarter ended March 31, 2013 compared with 70.0% for the quarter ended March 31, 2012, a decrease of 5.8%.

Gross profit for the quarter ended March 31, 2013 was $2,838 compared with gross profit of $816 for the quarter ended March 31, 2012, an increase of $2,022, or 247.8%. Gross profit percentage was 35.8% for the quarter ended March 31, 2013, compared with 30.0% for the quarter ended March 31, 2012, an increase of 5.8%. This increase was principally due to a favorable mix of sales and an increase in productivity for the quarter ended March 31, 2013, compared with March 31, 2012 (see table above).

Operating Expenses

Operating expenses for the quarter ended March 31, 2013, were $4,424 compared with operating expenses of $2,170 for the quarter ended March 31, 2012, an increase of $2,254, or 103.9%. Operating expenses as a percentage of revenue were 55.8% for the quarter ended March 31, 2013, compared with 79.7% for the quarter ended March 31, 2012, a decrease of 23.9%.

Research and development expenses for the quarter ended March 31, 2013, were $856 compared with research and development expenses of $484 for the quarter ended March 31, 2012, an increase of $372, or 76.9%. This increase was primarily due to increased (i) continued investment in our 3D printing and laser machine technology and (ii) costs associated with our materials qualification activities, including additional research and development headcount.

Selling, general and administrative expenses for the quarter ended March 31, 2013, were $3,568 compared with selling, general and administrative expenses of $1,686 for the quarter ended March 31, 2012, an increase of $1,882, or 111.6%. This increase was principally due to (i) an increase in professional service fees (including legal, audit and other consulting expenses) and (ii) personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company.

The following table summarizes the significant components of operating expenses for each of the quarters ended March 31:

	2013	2012

Research and development	$856	$484
Selling, general and administrative	$3,568	$1,686

	$4,424	$2,170

Interest Expense

Interest expense for the quarter ended March 31, 2013, was $230 compared with interest expense of $198 for the quarter ended March 31, 2012, an increase of $32, or 16.2%. This increase was principally due to a higher average outstanding debt balance for the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012, mostly due to increased average amounts outstanding on the demand note payable to member.

Other (Income) Expense – Net

Other income – net for the quarter ended March 31, 2013 was $59 compared with other income – net of $45 for the quarter ended March 31, 2012, an increase of $14, or 31.1%. This increase was mostly due to an increase in financing activity benefits during the first quarter of 2013 versus the first quarter of 2012.

Provision for Income Taxes

The provision (benefit) for income taxes for the quarters ended March 31, 2013 and 2012 was $19 and ($12), respectively, and related entirely to the taxable income (loss) of ExOne GmbH. The effective tax rate for the quarters ended March 31, 2013 and 2012 was 101.1% and (0.8%), respectively. For the quarter ended March 31, 2013, the effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily due to net changes in valuation allowances for the period. For the quarter ended March 31, 2012, the effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

We have provided a valuation allowance for our net deferred tax assets as a result of our inability to generate consistent net operating profits in jurisdictions in which we operate. As such, any benefit from deferred taxes in either quarterly period has been fully offset by changes in the valuation allowance for net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on (i) our recent historical operating results (ii) the expected timing of reversal of temporary differences (iii) various tax planning strategies that we may be able to enact in future periods (iv) the impact of potential operating changes on our business and (v) our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the quarter ended March 31, 2013, was $138 compared with net income attributable to noncontrolling interests of $34 for the quarter ended March 31, 2012, an increase of $104, or 305.9%. This increase was principally due to additional rental income (rental expense for ExOne) associated with 3D printing machines purchased by our VIEs during 2012 (subsequent to the quarter ended March 31, 2012). This increase was partially offset by certain costs incurred by the VIEs in connection with the sale of assets to ExOne Americas LLC on March 27, 2013.

Other Financial Information

We define Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) as net income (loss) attributable to ExOne (as calculated under accounting principles generally accepted in the United States (“GAAP”)) plus net income (loss) of noncontrolling interests, provision (benefit) for income taxes, interest expense, depreciation, equity-based compensation associated with our 2013 Equity Incentive Plan and other (income) expense – net. Disclosure in this Quarterly Report on Form 10-Q of Adjusted EBITDA, which is a non-GAAP financial measure, as defined under the rules of the U.S. Securities and Exchange Commission (“SEC”), is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to ExOne or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

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

Reconciliation of Adjusted EBITDA to Net Loss Attributable to ExOne

	2013	2012

Net loss attributable to ExOne	$(1,914)	$(1,529)

Net income attributable to noncontrolling interests	138	34
Interest expense	230	198
Provision (benefit) for income taxes	19	(12)
Depreciation	572	384
Equity-based compensation	111	—
Other (income) expense - net	(59)	(45)

Adjusted EBITDA	$(903)	$(970)

The significant changes in the reconciling items between Adjusted EBITDA and net loss attributable to ExOne for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, include (i) an increase in depreciation expense of $188 attributed to an increase in 3D printing machines in-service in 2013 as compared to 2012 and (ii) an increase in equity-based compensation of $111 based on the adoption of the 2013 Equity Incentive Plan and subsequent issuance of incentive stock options and restricted stock during the quarter ended March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources.

We incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $1,776 for the quarter ended March 31, 2013. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. These conditions raised substantial doubt as to our ability to continue as a going concern. In connection with the completion of our initial public offering in February 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $90,371. We believe that the unrestricted net proceeds obtained through this transaction have alleviated the substantial doubt and will be sufficient to support our operations through April 1, 2014.

The following table summarizes the significant components of cash flows for each of the quarters ended March 31 and our cash and cash equivalents balance at March 31, 2013 and December 31, 2012:

	2013	2012

Cash used for operating activities	$(3,021)	$(3,472)
Cash used for investing activities	(3,058)	(457)
Cash provided by financing activities	74,432	1,808
Effect of exchange rate changes on cash and cash equivalents	(43)	(33)

Net change in cash and cash equivalents	$68,310	$(2,154)

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$71,112	$2,802

Operating Activities

Cash used for operating activities for the quarter ended March 31, 2013, was $3,021 compared with $3,472 for the quarter ended March 31, 2012. The decrease of $451, or 13.0%, was mostly attributed to decreases in net changes in assets and liabilities as a result of (i) increased collections activity on accounts receivable (mostly due to fourth quarter 2012 machine unit sales) and (ii) a reduction in net outflows associated with inventories (as the increase in machine production activity has leveled off from the quarter ended March 31, 2012) offset by (i) an increase in outflows associated with prepaid expenses and other current assets (attributed mostly to increased insurance policy expenditures), (ii) an increase in outflows associated with accrued expenses and other liabilities (including payment of certain accrued license fees and royalties to MIT) and (iii) a decrease in deferred revenue and customer prepayments as a result of an increase in product delivery to customers.

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2013, was $3,058 compared with $457 for the quarter ended March 31, 2012. The increase of $2,601, or 569.1%, was primarily attributed to the cash flow effect of deconsolidating certain variable interest entities previously under our control. Remaining cash outflows for both periods related to capital expenditures, principally costs incurred to support the construction of 3D printing and laser machines at our facilities in the United States and Germany.

Although our plans are not definitive, we intend to expand our existing facility in Germany to increase our 3D printing machine manufacturing, PSCs and other administrative facilities located there. Estimated costs of such expansion could range from $14,000 to $18,000, and could occur in 2013 or 2014.

We have also indicated that we intend to establish two new PSCs in the second half of 2013. Although our plans are not definitive, we estimate the cost associated with opening such PSCs to range from $2,000 to $4,000 for each location.

Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2013, was $74,432 compared with $1,808 for the quarter ended March 31, 2012.

The principal source of cash for the quarter ended March 31, 2013, was (i) net proceeds from our initial public offering of $91,083. Offsetting this source of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on our German line of credit, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $5,782 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

The principal sources of cash for the quarter ended March 31, 2012, were (i) net borrowings on the demand note payable to member of approximately $600 to support operations, (ii) net borrowings on our German line of credit of approximately $728 to support operations, and (iii) proceeds from financing leases of $985 used to finance 3D printing machine production. Offsetting these sources of cash were long-term debt and financing lease repayments of approximately $505.

On April 4, 2013, we settled our financing lease obligation with a related party for a cash payment of approximately $1,372 (including accrued interest). There were no prepayment penalties or gains or losses associated with this settlement.

Contractual Obligations.

We are required to make future payments under various contracts, including debt agreements, financing lease agreements and operating lease agreements. At March 31, 2013, a summary of our outstanding contractual obligations is as follows:

	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Operating activities:
Operating leases	$624	$517	$85	$22	$—
License fee obligations	727	427	200	100	—
Deferred revenue and customer prepayments	3,089	2,902	187	—	—

Financing activities:
Long-term debt	2,301	123	262	283	1,633
Capital and financing leases	2,731	777	1,365	589	—
Interest	1,024	228	305	169	322

Total	$10,496	$4,974	$2,404	$1,163	$1,955

Operating Leases

Operating leases consist of various lease agreements of manufacturing facilities, office and warehouse spaces, and equipment and vehicles, expiring in various years through 2017.

License Fee Obligations

License fee obligations include amounts contractually due to third parties for use of patented technology, expiring in various years through 2016.

Deferred Revenue and Customer Prepayments

Deferred revenue and customer prepayments require the Company to deliver products or services to customers over a specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified deliveries could not be made.

Long-Term Debt

Long-term debt consists of the following instruments: (i) a line of credit held by our German subsidiary and (ii) the current and noncurrent portion of a note payable used to finance the acquisition of a building. Maturity of our long-term debt extends to 2027.

Capital and Financing Leases

Capital and financing leases consist of obligations associated with (i) leased assets or (ii) sale-leaseback transactions required to be accounted for as financings. Maturity of our capital and financing leases extends to 2017.

Interest

Interest related to long-term debt and capital and financing leases is based on interest rates in effect at March 31, 2013, and is calculated on financial instruments with maturities that extend to 2027.

Off Balance Sheet Arrangements.

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance.

Refer to Note 1 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from fluctuations in foreign currency exchange rates which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

The local currency is the functional currency for significant operations outside of the United States. The determination of the functional currency of an operation is made based on the appropriate economic and management indicators.

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates, and are included in stockholders’ equity (deficit) as a component of comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with intercompany receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the consolidated balance sheets.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Approximately 62.2% and 56.5% of our consolidated revenue was derived from transactions outside the United States for the quarters ended March 31, 2013 and 2012, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter ended March 31, 2013, would result in an increase (decrease) in revenue of approximately $500. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2013, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 29, 2013.

As a result of material weaknesses described in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of our identified material weaknesses. Our plan includes (i) enhancing our global accounting and reporting process by designing and strengthening the operating effectiveness of internal controls over financial reporting, (ii) evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information and (iii) adding financial personnel with adequate knowledge and experience in GAAP.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

On January 1, 2013, we merged our predecessor company, The Ex One Company, LLC, a Delaware limited liability company (the “LLC”), with and into a Delaware corporation (the “Corporation”), which changed its name to The ExOne Company (the “Reorganization”). At the time the Reorganization became effective, by operation of the Delaware corporation law and in accordance with the Agreement and Plan of Merger by and between the LLC and the Corporation, each common unit of LLC membership interest was converted into 0.58 shares of our Common Stock for a total of 5,800,000 shares of Common Stock and each preferred unit of LLC membership interest was converted into 1 share of our Class A Preferred Stock or a total of 18,984,000 shares of Class A Preferred Stock. There were no underwriters. The persons who acquired shares of our Common Stock and our Class A Preferred Stock were those persons who were the owners of the equivalent class of LLC membership interests in our predecessor company prior to the Reorganization.

The shares of Common Stock and Class A Preferred Stock were not sold for cash, and the Company received no consideration in the transaction. The conversion of securities in the Reorganization was exempt from registration under Section 4(2) of the Securities Act as a private placement.

Initial Public Offering.

Net Proceeds from IPO. On February 6, 2013, the Company’s registration statement on Form S-1 (File No. 333-185933) was declared effective for the Company’s initial public offering (“IPO”), pursuant to which the Company offered and sold 6,095,000 shares of common stock at a public offering price of $18.00 per share for an aggregate offering price of $109.7 million. Rockwell Holdings Inc. (“RHI”) also offered and sold 611,667 shares of our common stock in the IPO. S. Kent Rockwell, our Chairman and Chief Executive Officer, is the beneficiary of the S. Kent Rockwell Revocable Trust, which is the indirect, sole stockholder of RHI. Accordingly, S. Kent Rockwell is deemed to have beneficial ownership of our common stock owned by RHI. The managing underwriter was FBR Capital Markets & Co. and the co-managers were BB&T Capital Markets and Stephens Inc.

As a result of the completion of our IPO on February 12, 2013, the Company received net proceeds of approximately $90.4 million, after deducting underwriting discounts and commissions and offering costs. The Company did not receive any proceeds from the sale of 611,667 shares of common stock by RHI, although we bore the costs, other than underwriting discounts and commissions, associated with the sale of these shares.

Except as described below, none of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

Rockwell Line of Credit. On February 14, 2013, we paid approximately $9.9 million of the net proceeds from the IPO to repay a revolving line of credit that we had with Rockwell Forest Products (“RFP”) for working capital (the “Rockwell Line of Credit”). The Rockwell Line of Credit provided for borrowing, repayment and reborrowing from time to time. While no limit was specified, borrowings were subject to RFP’s approval. Borrowings under the Rockwell Line of Credit bore interest at the rate of 8.0% per annum and were repayable, in whole or part, upon demand of RFP. As of February 14, 2013, we had approximately $9.9 million in borrowings and accrued interest outstanding under the Rockwell Line of Credit. S. Kent Rockwell, our Chairman and Chief Executive Officer, is the beneficiary of the S. Kent Rockwell Revocable Trust, which is the indirect, sole stockholder of RFP. The Company no longer maintains the Rockwell Line of Credit.

Acquisition of Net Assets of Variable Interest Entities. On March 27, 2013, our wholly-owned subsidiary, ExOne Americas LLC, acquired certain assets, including property and equipment (principally land, buildings and machinery and equipment) held by our two variable interest entities, Troy Metal Fabricating, LLC (“TMF”) and

Lone Star Metal Fabrication LLC (“Lone Star,” together TMF and Lone Star, the “VIEs,”) and assumed all outstanding debt of the VIEs. Lone Star is owned by RFP and TMF is owned by the S. Kent Rockwell Revocable Trust. S. Kent Rockwell, our Chairman and Chief Executive Officer, is the trustee and beneficiary of the S. Kent Rockwell Revocable Trust, which is the 100% owner of Rockwell Venture Capital, Inc. which is the 100% owner of RFP.

Payment of approximately $1.9 million and $0.2 million was made to TMF and Lone Star, respectively, including a return of capital to these entities, both of which are controlled by Mr. Rockwell, of approximately $1.4 million. These payments were made using a portion of the net proceeds from the IPO. There was no gain or loss or goodwill generated as a result of this transaction. Simultaneous with the completion of this transaction, we also repaid all of the outstanding debt assumed from the VIEs, resulting in a payment of approximately $4.7 million.

Prior to such purchase and for the periods represented herein, we leased property and equipment used by our Houston, Texas and Troy, Michigan operations from Lone Star and TMF, respectively, and we guaranteed certain debt of both of them.

Other. On February 14, 2013, we paid approximately $0.3 million of the net proceeds from the IPO to retire our building note payable to an unrelated third party with respect to our facility in North Huntingdon, Pennsylvania. There were no prepayment penalties or gains or losses associated with this early retirement of debt.

We had previously disclosed in our IPO an intention to assume the liabilities of our VIEs. Other than our payment of such liabilities described above, rather than the assumption of their debt, there has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of March 31, 2013, we held the remainder of the net proceeds from the IPO as cash and cash equivalents.

Issuance of Restricted Stock to Directors.

On February 6, 2013, the Company issued 2,500 shares of our common stock to each of Ms. Wachtel and Messrs. Semple, Sellier and Kilmer in connection with their appointment to our Board of Directors and their future service to the Company. These shares are subject to certain restrictions until certain vesting requirements are met. These shares vest, and the restrictions on transfer lapse, in one-third increments on the first, second and third anniversaries of the grant date, respectively. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act as a private placement.

Item 3.	Defaults Upon Senior Securities.

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Board of Directors of Company (the “Board”) has determined, in accordance with the Company’s Bylaws, that the Company will hold its first annual meeting of stockholders (the “2013 Annual Meeting”) at 10:00 a.m. on August 19, 2013.

The Board established the close of business on June 24, 2013 as the record date for determination of stockholders entitled to receive notice of and to vote at the Annual Meeting and at any adjournments or postponements thereof.

The Board also established that any shareholder proposal to be submitted for inclusion in the Company’s proxy materials for the 2013 Annual Meeting must be submitted to the Secretary of the Company on or before April 11, 2013. In addition, the Board also established that any stockholder seeking to have a nominee to the Board to be included in the Company’s proxy materials for the 2013 Annual Meeting must provide notice to the Company of its intent to do so on a Schedule 14N and file that notice with the Securities and Exchange Commission on or before April 11, 2013. Finally, the Board established that any stockholder seeking to present a proposal for consideration at the 2013 Annual Meeting which will not be included in the proxy materials for the 2013 Annual Meeting must be received by the Secretary of the Company on or before June 20, 2013. Any proposal or nomination made by any stockholder with respect to the 2013 Annual Meeting must comply with the rules and regulations promulgated by the Securities and Exchange Commission and the procedures set forth in the Company’s Bylaws.

The Company will, by order of the Board, mail materials related to the 2013 Annual Meeting in compliance with the rules and regulations of the SEC.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2013

By:	/s/ John Irvin
John Irvin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2013

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

Exhibits and Financial Statement Schedules

(A)	Exhibits:

Exhibit Number	Description	Method of Filing

2.1	Asset Purchase Agreement dated March 27, 2013 between the Company and Troy Metal Fabricating, LLC	Filed as Exhibit 2.1 to Form 8-K filed on March 29, 2013

2.2	Asset Purchase Agreement dated March 27, 2013 between the Company and Lone Star Metal Fabrication, LLC	Filed as Exhibit 2.2 to Form 8-K filed on March 29, 2013

3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to Form 8-K filed on March 29, 2013

10.01.01	Amended and Restated Exclusive Patent License Agreement dated January 1, 2011, by and between Massachusetts Institute of Technology and The Ex One Company, LLC.	Filed as Exhibit 10.01.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.01.02	First Amendment to the Amended and Restated Exclusive Patent License Agreement, dated as of January 1, 2013, by and between Massachusetts Institute of Technology and The Ex One Company, LLC.	Filed as Exhibit 10.01.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.2	Employment Agreement, dated June 1, 2012, by and between the Company and S. Kent Rockwell.*	Filed as Exhibit 10.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.3	Employment Agreement, dated June 1, 2012, by and between the Company and David Burns.*	Filed as Exhibit 10.3 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.4	Employment Agreement, dated August 1, 2012, by and between the Company and John Irvin.*	Filed as Exhibit 10.4 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.5	Employment Agreement, dated August 21, 2003, by and between Prometal RCT and Rainer Hoechsmann (translated from German).*	Filed as Exhibit 10.5 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.6	Letter amending Employment Agreement, dated March 9, 2012, from the Company to Rainer Hoechsmann (translated from German).	Filed as Exhibit 10.6 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.07.01	2013 Equity Incentive Plan.	Filed as Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.07.02	Form of Award Agreements under 2013 Equity Incentive Plan.	Filed as Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.8	Lone Star Metal Fabrication, LLC Equipment Lease.	Filed as Exhibit 10.8 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.9	Lone Star Metal Fabrication, LLC Building Lease.	Filed as Exhibit 10.9 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.01	Troy Metal Fabricating, LLC Equipment Lease October 1, 2011.	Filed as Exhibit 10.10.01 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.02	Troy Metal Fabricating, LLC Equipment Lease December 31, 2011.	Filed as Exhibit 10.10.02 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.03	Troy Metal Fabricating, LLC Equipment Lease December 31, 2012.	Filed as Exhibit 10.10.03 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.04	Troy Metal Fabricating, LLC Equipment Lease May 31, 2008.	Filed as Exhibit 10.10.04 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.05	Troy Metal Fabricating, LLC Equipment Lease February 01, 2009.	Filed as Exhibit 10.10.05 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.10.06	Troy Metal Fabrication, LLC Equipment Lease May 31, 2008.	Filed as Exhibit 10.10.06 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.11	Troy Metal Fabricating, LLC Building Lease March 31, 2008.	Filed as Exhibit 10.11 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.12	Kontokorrentkredit Overdraft Agreement, dated July 29, 2011, Between ExOne Gmbh and Stadtsparkasse Augsburg. (translated from German).	Filed as Exhibit 10.12 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.13	Aval Kredit-Rahmanvertrag, Linton Bank Guarantees, dated July 29, 2011, Between ExOne Gmbh and Stadtsparkasse Augsburg. (translated from German).	Filed as Exhibit 10.13 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.14	Abtretung von Außenständer, Assignment of Receivables, dated July 29, 2011, Between ExOne Gmbh and Stadtsparkasse Augsburg. (translated from German).	Filed as Exhibit 10.14 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.15	Revolving Demand Note, dated January 1, 2012 by and between the Company and Rockwell Forest Products, Inc.	Filed as Exhibit 10.15 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013

10.16	Leasing Contract, Agreement Concerning Use of Machine, Sale and Leaseback Agreement, dated November 21, 2012, between ExOne GmbH and Deutsche für Sparkassen und Mittelstand GmbH (translated from German).	Filed as Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.17	Employment Agreement, dated March 7, 2013 by and between the Company and JoEllen Lyons Dillon.	Filed as Exhibit 10.17 to Annual Report on Form 10-K filed on March 29, 2013

10.18	Form of Indemnification Agreement for Officers and Directors	Filed as Exhibit 3.1 to Form 8-K filed on March 29, 2013

10.19	Form of Restricted Stock Award Agreement	Filed as Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith

101	Interactive Data File (XBRL)	Filed herewith

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).