Form 10-K/A
period 2012-12-31
ExOne Co
filed 2013-05-31
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35806

The ExOne Company

(Exact name of registrant as specified in its charter)

Delaware	46-1684608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

127 Industry Boulevard,

North Huntingdon, PA 15642

(Address of Principal Executive Offices) (Zip Code)

(724) 863-9663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates for the last business day of the registrant’s most recently completed second fiscal quarter is not applicable.

As of March 15, 2013, 13,281,608 shares of common stock, par value $0.01 were outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original 10-K”) is to include the conformed (typed) signature line of the Report of Independent Registered Public Accounting Firm included in “Item 8. Financial Statements and Supplementary Data” of the Original 10-K. The report included in the Original 10-K had been manually signed by the Independent Registered Public Accounting Firm prior to filing the Original 10-K on March 29, 2013, but the conformed (typed) signature line was inadvertently omitted when the Original 10-K was filed with the Securities and Exchange Commission on March 29, 2013. As part of this Amendment No. 1 and as required, we are refiling “Item 8. Financial Statements and Supplementary Data” in its entirety. Other than inserting the conformed (typed) signature line of the Report of Independent Registered Public Accounting Firm into the electronic filing, we have made no changes to Item 8 contained in the Original 10-K. We are also filing new certifications as required, and we have updated the exhibit index to reflect these new certifications.

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

/s/ ParenteBeard LLC

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

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Statement of Changes in Consolidated Members’ Equity (Deficit)

(in thousands)

	ExOne unitholders
	Preferred units	Common units	Members’ deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total members’ equity (deficit)
Balance at December 31, 2009	$—	$10,000	$(13,940)	$31	$956	$(2,953)
Net (loss) income	—	—	(5,508)	—	328	(5,180)
Other comprehensive loss	—	—	—	(144)	—	(144)

Balance at December 31, 2010	—	10,000	(19,448)	(113)	1,284	(8,277)
Net (loss) income	—	—	(8,037)	—	420	(7,617)
Other comprehensive loss	—	—	—	(107)	—	(107)
Contribution from noncontrolling interests	—	—	—	—	402	402

Balance at December 31, 2011	—	10,000	(27,485)	(220)	2,106	(15,599)
Net (loss) income	—	—	(10,168)	—	480	(9,688)
Other comprehensive income	—	—	—	46	—	46
Equity-based compensation (Note 12)	—	—	7,735	—	—	7,735
Preferred unit reclassification (Note 11)	18,984	—	—	—	—	18,984
Preferred unit dividends	—	—	(1,437)	—	—	(1,437)

Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$(174)	$2,586	$41

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

Machinery and equipment includes leased assets of approximately $1,160 at December 31, 2012. There were no leased assets included in property and equipment — net at December 31, 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K/A.

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

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of May, 2013.

The ExOne Company

By:	/s/ John Irvin
John Irvin Chief Financial Officer

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

10.16

Leasing Contract, Agreement Concerning Use of

Machine, Sale and Leaseback Agreement, dated

November 21, 2012, between ExOne GmbH and

Deutsche für Sparkassen und Mittelstand GmbH

(translated from German).

Filed as Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013

10.17	Employment Agreement, dated March 7, 2013 by and between the Company and JoEllen Lyons Dillon.	Filed as Exhibit 10.17 to Form 10-K (File No. 001-35806) filed on March 29, 2013

21.1	Subsidiaries of the Registrant.	Filed as Exhibit 21.1 to Form 10-K (File No. 001-35806) filed on March 29, 2013

23.1	Consent of ParenteBeard LLC.	Filed as Exhibit 23.1 to Form 10-K (File No. 001-35806) filed on March 29, 2013

23.2	Consent of ParenteBeard LLC.	Filed herewith as Exhibit 23.2

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed as Exhibit 31.1 to Form 10-K (File No. 001-35806) filed on March 29, 2013.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed as Exhibit 31.2 to Form 10-K (File No. 001-35806) filed on March 29, 2013

31.3	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.3

31.4	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.4

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed as Exhibit 32 to Form 10-K (File No. 001-35806) filed on March 29, 2013

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith as Exhibit 32.1

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).