Form 10-Q
period 2013-06-30
ExOne Co
filed 2013-08-14
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 14, 2013, 13,281,608 shares of common stock, par value $0.01 were outstanding.

PART I – FINANCIAL INFORMATION

Item I.	Financial Statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$9,230	$4,676	$17,164	$7,398

Cost of sales	5,049	3,153	10,145	5,059

Gross profit	4,181	1,523	7,019	2,339

Operating expenses
Research and development	1,276	348	2,132	832
Selling, general and administrative	3,908	4,262	7,476	5,948

	5,184	4,610	9,608	6,780

Loss from operations	(1,003)	(3,087)	(2,589)	(4,441)

Other (income) expense
Interest expense	50	110	280	308
Other (income) expense - net	(5)	18	(64)	(27)

	45	128	216	281

Loss before income taxes	(1,048)	(3,215)	(2,805)	(4,722)

Provision for income taxes*	72	246	91	234

Net loss	(1,120)	(3,461)	(2,896)	(4,956)

Less: Net income attributable to noncontrolling interests	—	148	138	182

Net loss attributable to ExOne	$(1,120)	$(3,609)	$(3,034)	$(5,138)

Net loss attributable to ExOne per common share:
Basic	$(0.08)	N/A *	$(0.27)	N/A *
Diluted	(0.08)	N/A *	(0.27)	N/A *

Comprehensive loss:
Net loss attributable to ExOne	$(1,120)	$(3,609)	$(3,034)	$(5,138)
Other comprehensive loss:
Foreign currency translation adjustments	(616)	(257)	(757)	(317)

Comprehensive loss	(1,736)	(3,866)	(3,791)	(5,455)

Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—

Comprehensive loss attributable to ExOne	$(1,736)	$(3,866)	$(3,791)	$(5,455)

*	Information not comparable for the quarter and six months ended June 30, 2012 as a result of the Reorganization of the Company as a corporation on January 1, 2013 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and unit amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$64,550	$2,802
Accounts receivable - net of allowance of $75 (2013) and $83 (2012)	5,672	8,413
Inventories - net	8,765	7,485
Prepaid expenses and other current assets	2,346	1,543

Total current assets	81,333	20,243

Property and equipment - net	14,309	12,467
(Including amounts attributable to consolidated variable interest entities of $5,567 at December 31, 2012)
Deferred income taxes	—	178
Other noncurrent assets	476	187

Total assets	$96,118	$33,075

Liabilities
Current liabilities:
Line of credit	$—	$528
Demand note payable to member	—	8,666
Current portion of long-term debt	124	2,028
(Including amounts attributable to consolidated variable interest entities of $1,913 at December 31, 2012)
Current portion of capital and financing leases	507	920
Accounts payable	1,387	2,451
Accrued expenses and other current liabilities	4,660	4,436
Preferred unit dividends payable	—	1,437
Deferred income taxes	—	178
Deferred revenue and customer prepayments	1,980	4,281

Total current liabilities	8,658	24,925

Long-term debt - net of current portion	2,146	5,669
(Including amounts attributable to consolidated variable interest entities of $3,150 at December 31, 2012)
Capital and financing leases - net of current portion	722	1,949
Other noncurrent liabilities	398	491

Total liabilities	11,924	33,034

Commitments and contingencies

Stockholders’ / Members’ Equity (Deficit)
ExOne stockholders’ / members’ deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, 13,281,608 shares issued and outstanding	133	—
Additional paid-in capital	88,026	—
Accumulated deficit	(3,034)	—
Preferred units, $1.00 par value, 18,983,602 units issued and outstanding	—	18,984
Common units, $1.00 par value, 10,000,000 units issued and outstanding	—	10,000
Members’ deficit	—	(31,355)
Accumulated other comprehensive loss	(931)	(174)

Total ExOne stockholders’ / members’ equity (deficit)	84,194	(2,545)
Noncontrolling interests	—	2,586

Total stockholders’ / members’ equity	84,194	41

Total liabilities and stockholders’ / members’ equity	$96,118	$33,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(2,896)	$(4,956)
Adjustments to reconcile net loss to cash used for operations:
Depreciation	1,096	805
Equity-based compensation	311	1,785
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	2,589	(2,082)
(Increase) decrease in inventories	(2,542)	(3,989)
(Increase) decrease in prepaid expenses and other assets	(1,804)	(673)
Increase (decrease) in accounts payable	(1,461)	841
Increase (decrease) in accrued expenses and other liabilities	217	(226)
Increase (decrease) in deferred revenue and customer prepayments	(2,643)	997

Cash used for operating activities	(7,133)	(7,498)
Investing activities
Capital expenditures	(1,548)	(1,518)
Deconsolidation of noncontrolling interests in variable interest entities	(2,327)	—

Cash used for investing activities	(3,875)	(1,518)
Financing activities
Net proceeds from issuance of common stock	91,083	—
Net change in line of credit borrowings	(528)	913
Net change in demand note payable to member	(9,885)	5,479
Proceeds from financing leases	—	985
Payments on long-term debt	(5,427)	(996)
Payments on capital and financing leases	(1,905)	(239)
Payment of preferred stock dividends	(456)	—

Cash provided by financing activities	72,882	6,142
Effect of exchange rate changes on cash and cash equivalents	(126)	(28)

Net change in cash and cash equivalents	61,748	(2,902)
Cash and cash equivalents at beginning of period	2,802	3,496

Cash and cash equivalents at end of period	$64,550	$594

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired through financing arrangements	$282	$3,170

Transfer of inventories to property and equipment for internal use	$1,523	$893

Transfer of property and equipment to inventories for sale	$261	$336

Reorganization of The Ex One Company, LLC with and into The ExOne Company	$2,371	$—

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$1,219	$176

Deconsolidation of noncontrolling interests in variable interest entities	$397	$—

Reclassification of redeemable preferred units to preferred units	$—	$18,984

Preferred unit dividends declared but unpaid	$—	$632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Deficit) (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total stockholders / members’ equity (deficit)
Balance at December 31, 2011	$—	$10,000	$(27,485)	$—	$—	$—	$—	$(220)	$2,106	$(15,599)
Preferred unit reclassification	18,984	—	—	—	—	—	—	—	—	18,984
Preferred unit dividends	—	—	(632)	—	—	—	—	—	—	(632)
Equity-based compensation	—	—	1,785	—	—	—	—	—	—	1,785
Net loss	—	—	(5,138)	—	—	—	—	—	182	(4,956)
Other comprehensive loss	—	—	—	—	—	—	—	(317)	—	(317)

Balance at June 30, 2012	$18,984	$10,000	$(31,470)	$—	$—	$—	$—	$(537)	$2,288	$(735)

Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—

Balance at January 1, 2013	—	—	—	190	58	(2,619)	—	(174)	2,586	41
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Issuance of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Equity-based compensation	—	—	—	—	—	311	—	—	—	311
Net loss	—	—	—	—	—	—	(3,034)	—	138	(2,896)
Other comprehensive loss	—	—	—	—	—	—	—	(757)	—	(757)
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at June 30, 2013	$—	$—	$—	$—	$133	$88,026	$(3,034)	$(931)	$—	$84,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share, share and unit amounts)

Note 1.	Basis of Presentation, Principles of Consolidation and Going Concern

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

The Company has considered the proforma effects of its Reorganization on the provision for income taxes for both the quarter and six months ended June 30, 2012, in its condensed statement of consolidated operations and comprehensive loss and concluded that there would be no difference as compared to the amount reported, principally due to valuation allowances established against net deferred tax assets (Note 13). In addition, the Company has omitted basic and diluted earnings per share for both the quarter and six months ended June 30, 2012, as a result of the Reorganization, as the basis for such calculation is no longer comparable to current period presentation.

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany) and Ex One KK (Japan), and through March 27, 2013 (see further description below) two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

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

On March 27, 2013, ExOne Americas LLC acquired certain assets, including property and equipment (principally land, buildings and machinery and equipment) held by the two VIEs, and assumed all outstanding debt of such VIEs (Note 4). Following this transaction, neither of the entities continued to meet the definition of a VIE with respect to ExOne, and as a result, the remaining assets and liabilities of both entities were deconsolidated following the transaction.

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

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2012 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $1,120 and $2,896 for the quarter and six months ended June 30, 2013. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. These conditions raised substantial doubt as to the Company’s ability to continue as a going concern. As noted above, in connection with the completion of its initial public offering in February 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $90,371. Management believes that the unrestricted net proceeds obtained through this transaction have alleviated the substantial doubt and will be sufficient to support the Company’s operations through July 1, 2014.

Note 2.	Recently Issued Accounting Guidance

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

In July 2013, the FASB issued guidance clarifying the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendment requires that unrecognized tax benefits be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. This change becomes effective for the Company on January 1, 2015. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

Note 3.	Computation of Net Loss Attributable to ExOne Per Common Share

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

The weighted average shares outstanding for both the quarter and six months ended June 30, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, and (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013.

As ExOne incurred a net loss during both the quarter and six months ended June 30, 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options and restricted stock issued (Note 11), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013

Net loss attributable to ExOne	$(1,120)	$(3,034)
Less: Preferred stock dividends declared	—	(152)

Net loss available to ExOne common shareholders	$(1,120)	$(3,186)

Weighted average shares outstanding (basic and diluted)	13,281,608	11,697,018

Net loss attributable to ExOne per common share:
Basic	$(0.08)	$(0.27)
Diluted	(0.08)	(0.27)

The Company has omitted basic and diluted earnings per share for the quarter and six months ended June 30, 2012, as a result of the Reorganization (Note 1), as the basis for such calculation is no longer comparable to current period presentation.

Note 4.	Acquisition of Net Assets of Variable Interest Entities

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

Note 5.	Inventories

	June 30, 2013	December 31, 2012
Raw materials and components	$3,906	$4,892
Work in process	3,536	2,098
Finished goods	1,323	495

	$8,765	$7,485

At June 30, 2013 and December 31, 2012, the allowance for slow-moving and obsolete inventories was approximately $859 and $891, respectively, and has been reflected as a reduction to inventories (raw materials and components).

Note 6.	Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company for approximately $1,700 (€1,300). In addition to the collateralization of assets against this facility, the line of credit and security agreement was also previously guaranteed by the Chairman and Chief Executive Officer (“CEO”) of the Company. On July 19, 2013, the bank removed this guarantee from the arrangement. There were no changes to available borrowing capacity or interest rates as a result of the removal of the guarantee.

Of the total amount available under this facility, approximately $650 (€500) is available for short-term borrowings or cash advances (overdrafts). Both short-term borrowings and overdrafts are subject to variable interest rates as determined by the bank. At June 30, 2013, interest rates were 2.51% for short-term borrowings and 6.20% for overdrafts. There is no commitment fee associated with this agreement. At June 30, 2013, the Company had no outstanding short-term borrowings. At December 31, 2012, the Company had outstanding short-term borrowings of $528 (€400). At June 30, 2013 and December 31, 2012, there were no outstanding overdraft amounts.

Amounts in excess of the amounts available for short-term borrowings and overdrafts are available for additional bank transactions requiring security (i.e. bank guarantees, leasing, letters of credit, etc.). Amounts covered under the security agreement accrue interest at 1.75%. There is no charge for unused amounts under the security agreement. At June 30, 2013 and December 31, 2012, the Company had transactions guaranteed by the security agreement of $343 (€264) and $757 (€573), respectively.

Note 7.	Demand Note Payable to Member

The Company has received cash advances to support its operations from an entity controlled by the majority member of the former limited liability company (also the Chairman and CEO of the Company). These cash advances accrued interest at 8.0% annually and were payable on demand. The Company formalized these cash advances in the form of a line of credit with the entity in 2012.

At December 31, 2012, the line of credit balance outstanding on these advances, including accrued interest, was approximately $8,666. In January and February 2013, approximately $1,219 in additional amounts (including accrued interest) were added to the outstanding line of credit, including the conversion of preferred stock dividends payable of approximately $1,133 by the principal preferred stock holder (also the majority member of the former limited liability company and Chairman and CEO of the Company) to amounts payable under the line of credit. On February 14, 2013, the Company repaid all outstanding amounts on the line of credit (approximately $9,885) and retired the arrangement.

Note 8.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
ExOne
Building note payable to a bank, with monthly payments of $18 including interest at 4.00% through May 2017 and subsequently, the monthly average yield on U.S. Treasury Securities plus 3.25% for the remainder of the term through May 2027.	$2,270	$2,334

Building note payable to an unrelated entity, with monthly payments including interest at 6.00% through June 2014.	—	300

Lone Star Metal Fabrication, LLC
Building note payable to a bank, with monthly payments including interest at 7.00% through July 2014.	—	727

Troy Metal Fabricating, LLC
Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 3.00% (3.21% at December 31, 2012) through December 2017.	—	1,193

Equipment note payable to a bank, with monthly payments including interest at 4.83% through December 2016.	—	1,056

Equipment line of credit to a bank, converted to term debt in January 2012; monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through December 2016.	—	886

Building note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.45% (2.66% at December 31, 2012) through April 2013. Interest is fixed at 6.80% under a related interest rate swap agreement.	—	760

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through January 2014. Interest is fixed at 6.68% under a related interest rate swap agreement.	—	228

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through April 2013.	—	213

	2,270	7,697

Less: Current portion of long-term debt	124	2,028

	$2,146	$5,669

On February 14, 2013, the Company repaid $300 to retire its building note payable to an unrelated entity. There were no prepayment penalties or gains or losses associated with this early retirement of debt.

On March 27, 2013, in connection with the acquisition of certain net assets of the Lone Star and TMF VIEs (Note 4), the Company assumed and repaid all amounts outstanding on Lone Star and TMF debt (approximately $4,700). There were no prepayment penalties or gains or losses associated with this early retirement of debt.

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

At December 31, 2012, the fair value of the interest rate swaps was a liability of approximately $13. These obligations are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Gains (losses) on interest rate swap contracts are recorded as a component of interest expense in the condensed statement of consolidated operations and comprehensive loss.

Note 9.	Capital and Financing Leases

In January 2013, the Company entered into an equipment leasing arrangement with a bank. Terms of the agreement include monthly payments of $5 over a five-year period beginning in January 2013 and a bargain purchase option at the end of the lease term. As a result, this agreement was determined to be a capital lease. The present value of future minimum lease payments, including an interest rate of 4.4%, was approximately $252 at June 30, 2013.

In November 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $974 (€737) with repayment of the lease occurring over a three-year period beginning in January 2013. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $548 (€421) and $853 (€646) at June 30, 2013 and December 31, 2012, respectively.

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

In March 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $985 (€739) with repayment of the lease occurring over a three-year period beginning in April 2012. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $429 (€330) and $553 (€418) at June 30, 2013 and December 31, 2012, respectively.

Note 10.	Common Units, Preferred Units, Preferred Stock and Common Stock

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

On February 12, 2013, immediately prior to the closing of the initial public offering of the Company (Note 1), shares of preferred stock were converted into shares of common stock at a 9.5 to 1.0 basis (1,998,275 shares). Following the conversion, there are no issued or outstanding shares of preferred stock in the Company. Following the closing of the initial public offering of the Company on February 12, 2013, there are 50,000,000 shares of preferred stock authorized at a par value of $0.01 per share.

Common Stock

Following the closing of the initial public offering of the Company on February 12, 2013, there are 200,000,000 shares of common stock authorized at a par value of $0.01 per share and 13,281,608 shares issued and outstanding.

The following table summarizes common stock activity:

Common Stock (number of shares)
Balance at December 31, 2012	—
Conversion of common units of The Ex One Company, LLC to common stock of The ExOne Company	5,800,000
Conversion of preferred stock to common stock immediately prior to closing of the initial public offering of The ExOne Company	1,998,275
Initial public offering of The ExOne Company	5,483,333

Balance at June 30, 2013	13,281,608

Note 11.	Equity-Based Compensation

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

The following table summarizes the total equity-based compensation expense recognized for all ISOs and restricted stock awards:

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Equity-based compensation expense recognized:
ISOs	$161	$257
Restricted stock	39	54

Total equity-based compensation expense before income taxes	$200	$311
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$200	$311

*	The benefit for income taxes from equity-based compensation has been determined to be $0 based on a full valuation allowance against net deferred tax assets for both the quarter and six months ended June 30, 2013. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $34 and $51 for the quarter and six months ended June 30, 2013, respectively.

At June 30, 2013, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,672 for ISOs and $412 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

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

The activity for ISOs for the six months ended June 30, 2013, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—	$—
ISOs granted	180,000	$18.00	$11.03
ISOs forfeited	(5,000)	$18.00	$11.03

Outstanding at June 30, 2013	175,000	$18.00	$11.03

ISOs exercisable	—	$—	$—
ISOs expected to vest	175,000	$18.00	$11.03

At June 30, 2013, the aggregate intrinsic value of both unvested ISOs and ISOs expected to vest was approximately $7,651. The weighted average remaining contractual term of ISOs expected to vest at June 30, 2013, was approximately 9.6 years.

The activity for restricted stock awards for the six months ended June 30, 2013, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—
Restricted shares granted	20,000	$23.26
Restricted shares forfeited	—	$—

Outstanding at June 30, 2013	20,000	$23.26

Restricted shares vested	—	$—
Restricted shares expected to vest	20,000	$23.26

Other

In May 2012, the Company’s majority member completed the sale of 300,000 common units of the former limited liability company to another existing member of the former limited liability Company for $1.25 per unit. The fair value of these common units on the measurement date was $7.20 per common unit. The Company recognized compensation expense of approximately $1,785 during the quarter ended June 30, 2012, in connection with the sale of these common units which has been recorded in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

Determining the fair value of the common units required complex and subjective judgments. The Company used the sale of a similar security in an arms-length transaction with unrelated parties to estimate the value of the enterprise at the measurement date, which included assigning a value to the similar security’s rights, preferences and privileges, relative to the common units. The enterprise value was then allocated to the Company’s outstanding equity securities using a Black-Scholes option pricing model. The option pricing required certain estimates to be made, including: (i) the anticipated timing of a potential liquidity event (less than one year), (ii) volatility (65.0%) estimated based on historical volatilities of peer group companies, and (iii) a risk-free interest rate (0.2%).

Note 12.	License Agreements

The Company has license agreements with certain organizations which require license fee payments to be made on a periodic basis, including royalties on net sales of licensed products, processes and consumables. License fee expenses amounted to approximately $53 and $83 for the quarter and six months ended June 30, 2013, respectively. License fee expenses amounted to approximately $269 and $386 for the quarter and six months ended June 30, 2012, respectively. License fee expenses are included in cost of sales in the condensed consolidated statement of operations and comprehensive loss. At June 30, 2013, accrued license fees were approximately $706 and are recorded in accrued expenses and other current liabilities ($528) and other noncurrent liabilities ($178) in the condensed consolidated balance sheets. At December 31, 2012, accrued license fees were approximately $1,015 and are recorded in accrued expenses and other current liabilities ($748) and other noncurrent liabilities ($267) in the condensed consolidated balance sheets.

Included in the license agreements is an exclusive patent license agreement with the Massachusetts Institute of Technology (the “MIT Agreement”). Patents covered under the MIT Agreement have expiration dates ranging from 2013 to 2021.

On January 22, 2013, the Company and MIT agreed to an amendment of their exclusive patent license agreement (the “Amended MIT Agreement”). The Amended MIT Agreement provides for, among other things, (1) a reduction in the term of the agreement between the Company and MIT from the date of expiration or abandonment of all issued patent rights to December 31, 2016, (2) an increase in the annual license maintenance fees due for the years ended December 31, 2013 through December 31, 2016 from $50 annually to $100 annually, with amounts related to 2013 through 2016 guaranteed by the Company, (3) a settlement of all past and future royalties on net sales of licensed products, processes and consumables for a one-time payment of $200 (paid in March 2013), and (4) a provision for extension of the term of the arrangement between the parties for an annual license maintenance fee of $100 for each subsequent year beyond 2016. As a result of the Amended MIT Agreement, the Company recorded a reduction to its accrued license fees at December 31, 2012, of approximately $1,500, with a corresponding reduction to cost of sales.

There were no license fee expenses associated with the Amended MIT Agreement for either the quarter or six months ended June 30, 2013. License fee expenses, including minimum license maintenance fees and royalties, associated with the MIT Agreement for the quarter and six months ended June 30, 2012 were $273 and $382, respectively. Reimbursement of qualifying patent expenses incurred by MIT were approximately $0 and $3 for the quarter and six months ended June 30, 2013, respectively. Reimbursement of qualifying patent expenses incurred by MIT were approximately $5 and $22 for the quarter and six months ended June 30, 2012, respectively. Reimbursement of qualifying patent expenses incurred by MIT are recorded in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

Note 13.	Income Taxes

Prior to Reorganization (Note 1) the Company was a limited liability company whereby its members were taxed on a proportionate share of the Company’s taxable income. Following the merger of The Ex One Company, LLC with and into The ExOne Company, The ExOne Company became a corporation, taxable for federal, state, local and foreign income tax purposes. On January 1, 2013, the Company recorded a net deferred tax asset of approximately $410 based on the difference between the book and tax basis of assets and liabilities as of that date. Due to a history of operating losses by the limited liability company, a valuation allowance of 100% of the initial net deferred tax asset was established.

The provision for income taxes was $72 and $91 for the quarter and six months ended June 30, 2013, respectively. The provision for income taxes was $246 and $234 for the quarter and six months ended June 30, 2012, respectively. The provision for income taxes for all periods presented related entirely to the taxable income of ExOne GmbH. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate was 106.9% and 103.2% for the quarter and six months ended June 30, 2013, respectively. The effective tax rate was 107.7% and 105.0% for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the quarter and six months ended June 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

The components of net deferred income tax assets and net deferred income tax liabilities were as follows:

	June 30, 2013	January 1, 2013 (Reorganization)	December 31, 2012
Current deferred tax assets (liabilities):
Accounts receivable	$27	$31	$—
Inventories	376	(40)	(434)
Accrued expenses and other current liabilities	599	562	143
Deferred revenue and customer prepayments	32	1,851	1,912
Other	48	10	250
Valuation allowance	(1,082)	(2,429)	(2,049)

Current deferred tax assets (liabilities)	—	(15)	(178)

Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	1,595	431	431
Tax credit carryforwards	436	—	—
Property and equipment	962	691	599
Other	25	342	567
Valuation allowance	(3,018)	(1,449)	(1,419)

Noncurrent deferred tax assets (liabilities)	—	15	178

Net deferred tax assets (liabilities)	$—	$—	$—

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits in jurisdictions with which it operates. As such, any benefit from deferred taxes in any of the periods presented has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on (i) recent historical operating results (ii) the expected timing of reversal of temporary differences (iii) various tax planning strategies that the Company may be able to enact in future periods (iv) the impact of potential operating changes on the business and

(v) forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

At June 30, 2013, the Company had approximately $620 in net operating loss carryforwards which expire from 2013 through 2019, to offset the future taxable income of its Japanese subsidiary. At June 30, 2013, the Company had approximately $975 in net operating loss carryforwards which expire in 2033, and $436 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and related party transactions. At June 30, 2013 and December 31, 2012, the liability for uncertain tax positions was approximately $548 and $416, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. At June 30, 2013, there was no liability for uncertain tax positions related to the Compnay’s Japanese subsidiary. At December 31, 2012, the liability for uncertain tax positions related to the Company’s Japanese subsidiary was $94 and was fully offset against net operating loss carryforwards of this subsidiary.

The Company includes interest and penalties related to income taxes as a component of the provision for income taxes in the condensed statement of consolidated operations and comprehensive loss.

Note 14.	Fair Value Measurements

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	June 30, 2013	December 31, 2012
Accrued expenses and other current liabilities:
Interest rate swap liability	2	$—	$13

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

Prior to redemption during the quarter ended March 31, 2012, the fair value of the Company’s redeemable preferred units was estimated based on unobservable inputs, including the present value of the Company’s demand note payable to member immediately prior to conversion (Note 10). As this estimate utilized unobservable inputs and required significant management judgment it was determined to be a Level 3 financial instrument in the fair value hierarchy.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$—	$—	$—	$18,984
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(18,984)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$—	$—	$—	$—

The carrying values and fair values of other financial instruments of the Company were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$64,550	$64,550	$2,802	$2,802
Line of credit	—	—	528	528
Demand note payable to member	—	—	8,666	8,666
Current portion of long-term debt	124	124	2,028	2,028
Current portion of capital and financing leases	507	507	920	920
Long-term debt - net of current portion	2,146	1,854	5,669	7,880
Capital and financing leases - net of current portion	722	722	1,949	1,949

The carrying amounts of cash and cash equivalents, line of credit, demand note payable to member, current portion of long-term debt and current portion of financing leases approximate fair value due to their short-term maturities. Cash and cash equivalents are classified in Level 1; Line of credit, demand note payable to member, current portion of long-term debt, current portion of capital and financing leases, long-term debt – net of current portion and capital and financing leases – net of current portion are classified in Level 2.

Note 15.	Customer Concentrations

During the quarters and six months ended June 30, 2013 and June 30, 2012, the Company conducted a significant portion of its business with a limited number of customers. For the quarter and six months ended June 30, 2013, the Company’s five most significant customers represented approximately 68.4% and 45.7% of total revenue, respectively. For the quarter and six months ended June 30, 2012, the Company’s five most significant customers represented approximately 50.5% and 37.6% of total revenue, respectively. At June 30, 2013 and December 31, 2012, accounts receivable from the Company’s five most significant customers were approximately $3,528 and $1,671, respectively.

Note 16.	Related Party Transactions

The Company provides various services to several related entities under common control by the Chairman and CEO of the Company, primarily in the form of accounting, finance, information technology and human resource outsourcing, which are generally reimbursed by the related entities. The cost of these services was approximately $40 and $88 for the quarter and six months ended June 30, 2013, respectively. The cost of these services was approximately $30 and $78 for the quarter and six months ended June 30, 2012, respectively. In addition, the Company may purchase certain items on behalf of related parties under common control by the Chairman and CEO of the Company. Amounts due from these related entities at June 30, 2013 and December 31, 2012, were not significant.

The Company receives design services and the corporate use of an airplane from related entities under common control by the Chairman and CEO of the Company. The cost of these services received was approximately $56 and $97 for the quarter and six months ended June 30, 2013, respectively. The cost of these services received was approximately $40 and $59 for the quarter and six months ended June 30, 2012, respectively. Amounts due to these related entities at June 30, 2013 and December 31, 2012, were not significant.

Note 17.	Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, except as described below.

On August 1, 2013, ExOne Holding Deutschland GmbH (“ExOne Holding”), a newly-formed, wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with the Municipality of Gersthofen, Germany (the “Municipality”) to purchase certain real property (the “Property”), from the Municipality for an aggregate amount of approximately $3,900 (€3,000). The Agreement contains terms and conditions that are customary for German land purchase agreements of this nature. Additionally, on August 1, 2013, ExOne Holding and the Municipality entered into an agreement pursuant to which the Municipality granted ExOne Holding an option to purchase adjacent parcels of land consisting of 14,319 square meters on the same terms and conditions as those set forth in the Agreement (the “Option”). The Option expires on December 31, 2016.

The Company intends to construct a new facility on the land, which will comprise approximately 150,700 square feet of production, warehouse, service and research and development space as well as approximately 27,600 square feet for offices. On August 14, 2013, ExOne Holding entered into a construction contract with a turnkey provider of construction services for the design and construction of the facility. The total cost for the land and the construction of the facility (including design services) is estimated at approximately $20,000 (€15,400).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

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

Overview.

Business and Strategy

We are a global provider of 3D printing machines and micromachinery and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and micromachinery and printing products to specifications for our customers using our 3D printing machines. We offer pre-production collaboration and print products for customers through our production service centers (“PSCs”), which are located in the United States, Germany and Japan. We build 3D printing machines and micromachinery at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our 3D printing machines to print products.

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

As our infrastructure grows, we intend to shift our strategic focus to opening additional PSCs in order to broaden our potential global customer base and to expand our 3D printing capability in an increasing variety of industrial materials. Our growth strategy focuses on growing our PSCs in order to print more products for our existing customers and gain new customers. In addition, our growth strategy includes using our printed products as an introduction of our technology to facilitate 3D printing machine sales. An important part of reaching these goals is to increase our capability to print in a growing number of industrial materials and increase the job box sizes and production speeds (volumetric output) available to our potential customers which will increase the efficiency and usefulness of our technology. Additionally, we also believe expanding the location of our PSCs to high-growth economies and geographic regions that are readily accessible by a significant number of potential customers will help us to increase sales. To better balance our business, we intend to develop our customer base so that revenue is not dependent on any one region (North America, South America and Latin America (collectively the Americas), Europe and Asia). Likewise we intend to balance revenue between our 3D printing machines and micromachinery and 3D printed products, materials and other services.

Results of Operations.

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended June 30, 2013, was $1,120, or $0.08 per basic and diluted share, compared with a net loss attributable to ExOne of $3,609 for the quarter ended June 30, 2012. The decrease in our net loss was principally due to increases in our revenue and gross profit as a result of a significant increase in 3D printing machine and micromachinery sales for 2013 compared to 2012. Offsetting the impact of the increases in revenue and gross profit was a net increase in our operating expenses from 2013 compared to 2012 attributed to increased research and development spending, mostly associated with (i) our continued efforts in qualifying materials for our 3D printing operations and (ii) investments in enhancing our 3D printing machine and micromachinery technology. Selling, general and administrative expenses were down slightly based on a net decrease in equity-based compensation, offset by (i) higher professional service fees and personnel costs in making the transition from a private company to a publicly traded company and (ii) increased selling costs (principally selling commissions for machine sale transactions). Refer to the sections below for further description of these changes.

Net loss attributable to ExOne for the six months ended June 30, 2013, was $3,034, or $0.27 per basic and diluted share, compared with a net loss attributable to ExOne of $5,138 for the six months ended June 30, 2012. The decrease in our net loss was principally due to increases in our revenue and gross profit as a result of a significant increase in 3D printing machine and micromachinery sales for 2013 compared to 2012. Offsetting the impact of the increases in revenue and gross profit was an increase in our operating expenses from 2013 compared to 2012 attributed to increased research and development spending, mostly associated with (i) our continued efforts in qualifying materials for our 3D printing operations and (ii) investments in enhancing our 3D printing machine and micromachinery technology. In addition, we incurred additional selling, general and administrative expenses which include (i) higher professional service fees and personnel costs in making the transition from a private company to a publicly traded company and (ii) increased selling costs (principally selling commissions for machine sale transactions), both offset by a net decrease in equity-based compensation. Refer to the sections below for further description of these changes.

Revenue

The following table summarizes revenue by product line for each of the quarter and six month periods ended June 30:

	Quarter Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
3D printing machines and micromachinery	$5,798	62.8%	$1,527	32.7%	$10,053	58.6%	$1,527	20.6%
3D printed products, materials and other services	3,432	37.2%	3,149	67.3%	7,111	41.4%	5,871	79.4%

	$9,230	100.0%	$4,676	100.0%	$17,164	100.0%	$7,398	100.0%

Revenue for the quarter ended June 30, 2013, was $9,230 compared with revenue of $4,676 for the quarter ended June 30, 2012, an increase of $4,554, or 97.4%. This increase was principally due to a higher volume of sales of 3D printing machines and micromachinery (four for the quarter ended June 30, 2013 as compared to one for the quarter ended June 30, 2012) as well as 3D printed products, materials and other services based on a continued increase in customer acceptance of our additive manufacturing technologies.

The following table summarizes the significant components of the change in revenue by product line for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2013:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Quarter Ended June 30, 2012	$1,527	$3,149	$4,676
Change in revenue attributed to:
Volume	4,581	345	4,926
Pricing and sales mix	(310)	—	(310)
Foreign currency	—	(62)	(62)

	4,271	283	4,554

Quarter Ended June 30, 2013	$5,798	$3,432	$9,230

Revenue for the six months ended June 30, 2013, was $17,164 compared with revenue of $7,398 for the six months ended June 30, 2012, an increase of $9,766, or 132.0%. This increase was principally due to a higher volume of sales of 3D printing machines and micromachinery (nine for the six months ended June 30, 2013 as compared to one for the six months ended June 30, 2012) as well as 3D printed products, materials and other services based on a continued increase in customer acceptance of our additive manufacturing technologies.

The following table summarizes the significant components of the change in revenue by product line for the six months ended June 30, 2012 compared to the six months ended June 30, 2013:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Six Months Ended June 30, 2012	$1,527	$5,871	$7,398
Change in revenue attributed to:
Volume	12,216	1,448	13,664
Pricing and sales mix	(3,690)	—	(3,690)
Foreign currency	—	(208)	(208)

	8,526	1,240	9,766

Six Months Ended June 30, 2013	$10,053	$7,111	$17,164

The following table summarizes 3D printing machines and micromachinery sold by type for each of the quarter and six month periods ended June 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of 3D printing machines and micromachinery by type):

	Quarter Ended June 30,		Six Months Ended June 30,
Machine units sold:	2013	2012	2013	2012

S-Max	4	1	6	1
S-Print	—	—	1	—
M-Lab	—	—	1	—
Orion	—	—	1	—

	4	1	9	1

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 30, 2013 was $5,049 compared with cost of sales of $3,153 for the quarter ended June 30, 2012, an increase of $1,896, or 60.1%. Cost of sales as a percentage of revenue was 54.7% for the quarter ended June 30, 2013 compared with 67.4% for the quarter ended June 30, 2012, a decrease of 12.7%.

Gross profit for the quarter ended June 30, 2013 was $4,181 compared with gross profit of $1,523 for the quarter ended June 30, 2012, an increase of $2,658, or 174.5%. Gross profit percentage was 45.3% for the quarter ended June 30, 2013, compared with 32.6% for the quarter ended June 30, 2012, an increase of 12.7%. This increase was principally due to volume increases in sales of 3D printing machines and an increase in productivity for the quarter ended June 30, 2013, compared with June 30, 2012 (see table above).

Cost of sales for the six months ended June 30, 2013 was $10,145 compared with cost of sales of $5,059 for the six months ended June 30, 2012, an increase of $5,086, or 100.5%. Cost of sales as a percentage of revenue was 59.1% for the six months ended June 30, 2013 compared with 68.4% for the six months ended June 30, 2012, a decrease of 9.3%.

Gross profit for the six months ended June 30, 2013 was $7,019 compared with gross profit of $2,339 for the six months ended June 30, 2012, an increase of $4,680, or 200.1%. Gross profit percentage was 40.9% for the six months ended June 30, 2013, compared with 31.6% for the six months ended June 30, 2012, an increase of 9.3%. This increase was principally due to volume increases in sales of 3D printing machines and an increase in productivity for the six months ended June 30, 2013, compared with June 30, 2012 (see table above).

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarter and six month periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,276	$348	$2,132	$832
Selling, general and administrative	3,908	4,262	7,476	5,948

	$5,184	$4,610	$9,608	$6,780

Operating expenses for the quarter ended June 30, 2013, were $5,184 compared with operating expenses of $4,610 for the quarter ended June 30, 2012, an increase of $574, or 12.5%. Operating expenses as a percentage of revenue were 56.2% for the quarter ended June 30, 2013, compared with 98.6% for the quarter ended June 30, 2012, a decrease of 42.4%.

Research and development expenses for the quarter ended June 30, 2013, were $1,276 compared with research and development expenses of $348 for the quarter ended June 30, 2012, an increase of $928, or 266.7%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology.

Selling, general and administrative expenses for the quarter ended June 30, 2013, were $3,908 compared with selling, general and administrative expenses of $4,262 for the quarter ended June 30, 2012, a decrease of $354, or 8.3%. This decrease was principally due to the absence of an equity-based compensation expense of $1,785 during the quarter ended June 30, 2012 associated with the sale of common units by the majority member of the former limited liability company to another existing member of the former limited liability company. Offsetting this amount were increases in (i) professional service fees (including legal, audit and other consulting expenses), (ii) personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company and (iii) selling costs (principally selling commissions for machine sale transactions).

Operating expenses for the six months ended June 30, 2013, were $9,608 compared with operating expenses of $6,780 for the six months ended June 30, 2012, an increase of $2,828, or 41.7%. Operating expenses as a percentage of revenue were 56.0% for the six months ended June 30, 2013, compared with 91.6% for the six months ended June 30, 2012, a decrease of 35.6%.

Research and development expenses for the six months ended June 30, 2013, were $2,132 compared with research and development expenses of $832 for the six months ended June 30, 2012, an increase of $1,300 or 156.3%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology.

Selling, general and administrative expenses for the six months ended June 30, 2013, were $7,476 compared with selling, general and administrative expenses of $5,948 for the six months ended June 30, 2012, an increase of $1,528, or 25.7%. This increase was principally due to (i) higher professional service fees (including legal, audit and other consulting expenses), (ii) increased personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company and (iii) increased selling costs (principally selling commissions for machine sale transactions). Offsetting these increases were the absence of an equity-based compensation expense of $1,785 during the six months ended June 30, 2012 associated with the sale of common units by the majority member of the former limited liability company to another existing member of the former limited liability company.

Interest Expense

Interest expense for the quarter ended June 30, 2013, was $50 compared with interest expense of $110 for the quarter ended June 30, 2012, a decrease of $60, or 54.5%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, mostly due to the absence of advances on the demand note payable to member during the quarter ended June 30, 2013.

Interest expense for the six months ended June 30, 2013, was $280 compared with interest expense of $308 for the six months ended June 30, 2012, a decrease of $28, or 9.1%. This decrease was principally due to a lower average outstanding debt balance for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, mostly due to decreased average amounts outstanding on the demand note payable to member.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended June 30, 2013 was ($5) compared with other (income) expense – net of $18 for the quarter ended June 30, 2012. The change of $23 was mostly due to an increase in interest income during the quarter ended June 30, 2013 based on a higher average depository balance of cash on-hand following completion of our initial public offering in February 2013.

Other (income) expense – net for the six months ended June 30, 2013 was ($64) compared with other (income) expense – net of ($27) for the six months ended June 30, 2012. The increase of ($37) was mostly due to an increase in interest income during the first half of 2013 based on a higher average depository balance of cash on-hand following completion of our initial public offering in February 2013.

Provision for Income Taxes

The provision for income taxes for the quarters ended June 30, 2013 and 2012 was $72 and $246, respectively, and related entirely to the taxable income of ExOne GmbH. The effective tax rate for the quarters ended June 30, 2013 and 2012 was 106.9% and 107.7%, respectively. For the quarter ended June 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the quarter ended June 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

The provision for income taxes for the six months ended June 30, 2013 and 2012 was $91 and $234, respectively, and related entirely to the taxable income of ExOne GmbH. The effective tax rate for the six months ended June 30, 2013 and 2012 was 103.2% and 105.0%, respectively. For the six months ended June 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the six months ended June 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for the quarter ended June 30, 2013 following the acquisition of net assets in the related variable interest entities, completed during the quarter ended March 31, 2013. Net income attributable to noncontrolling interests was $148 for the quarter ended June 30, 2012.

Net income attributable to noncontrolling interests for the six months ended June 30, 2013, was $138 compared with net income attributable to noncontrolling interests of $182 for the six months ended June 30, 2012, a decrease of $44, or 24.2%. This decrease was principally the result of the acquisition of net assets of the variable interest entities referenced above.

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

Reconciliation of Adjusted EBITDA to Net Loss Attributable to ExOne

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to ExOne	$(1,120)	$(3,609)	$(3,034)	$(5,138)
Net income attributable to noncontrolling interests	—	148	138	182
Interest expense	50	110	280	308
Provision for income taxes	72	246	91	234
Depreciation	524	421	1,096	805
Equity-based compensation*	200	—	311	—
Other (income) expense - net	(5)	18	(64)	(27)

Adjusted EBITDA	(279)	(2,666)	(1,182)	(3,636)

*	As noted above, amounts reflected for equity-based compensation relate solely to expense incurred in connection with equity-based awards granted under our 2013 Equity Incentive Plan. During both the quarter and six months ended June 30, 2012, we incurred $1,785 of equity-based compensation expense related to the sale of common units by the majority member of the former limited liability company to another existing member of the former limited liability company. As this transaction is not a part of our 2013 Equity Incentive Plan, we have elected not to consider the related equity-based compensation in measuring Adjusted EBITDA for the respective 2012 periods.

The significant changes in the reconciling items between Adjusted EBITDA and net loss attributable to ExOne for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, include (i) a decrease in net income attributable to noncontrolling interests as a result of the acquisition of the related variable interest entities during the quarter ended March 31, 2013, (ii) a decrease in interest expense of $60 associated with a lower average outstanding debt balance for the quarter ended June 30, 2013, (iii) a decrease in the provision for income taxes of $174 associated with changes in the taxable income of ExOne GmbH, (iv) an increase in depreciation expense of $103 attributed to an increase in 3D printing machines in-service in 2013 as compared to 2012 and (v) an increase in equity-based compensation of $200 based on the adoption of the 2013 Equity Incentive Plan and subsequent issuance of incentive stock options and restricted stock during the quarter ended March 31, 2013.

The significant changes in the reconciling items between Adjusted EBITDA and net loss attributable to ExOne for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, include (i) a decrease in the provision for income taxes of $143 associated with changes in the taxable income of ExOne GmbH, (ii) an increase in depreciation expense of $291 attributed to an increase in 3D printing machines in-service in 2013 as compared to 2012 and (iii) an increase in equity-based compensation of $311 based on the adoption of the 2013 Equity Incentive Plan and subsequent issuance of incentive stock options and restricted stock during the quarter ended March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources.

We incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $1,120 and $2,896 for the quarter and six months ended June 30, 2013. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. These conditions raised substantial doubt as to our ability to continue as a going concern. In connection with the completion of our initial public offering in February 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $90,371. We believe that the unrestricted net proceeds obtained through this transaction have alleviated the substantial doubt and will be sufficient to support our operations through July 1, 2014.

The following table summarizes the significant components of cash flows for each of the six month periods ended June 30 and our cash and cash equivalents balance at June 30, 2013 and December 31, 2012:

	2013	2012
Cash used for operating activities	$(7,133)	$(7,498)
Cash used for investing activities	(3,875)	(1,518)
Cash provided by financing activities	72,882	6,142
Effect of exchange rate changes on cash and cash equivalents	(126)	(28)

Net change in cash and cash equivalents	$61,748	$(2,902)

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$64,550	$2,802

Operating Activities

Cash used for operating activities for the six months ended June 30, 2013, was $7,133 compared with $7,498 for the six months ended June 30, 2012. The decrease of $365, or 4.9%, was mostly attributed to decreases in net changes in assets and liabilities as a result of (i) increased collections activity on accounts receivable (mostly due to fourth quarter 2012 machine unit sales) and (ii) a reduction in net outflows associated with inventories (as the increase in machine production activity has leveled off from the six months ended June 30, 2012) offset by (i) an increase in outflows associated with prepaid expenses and other current assets (attributed mostly to vendor prepayment activity), (ii) an increase in outflows associated with accounts payable (based on increased purchasing activity and the timing of payment) and (iii) a decrease in deferred revenue and customer prepayments as a result of an increase in product delivery to customers.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2013, was $3,875 compared with $1,518 for the six months ended June 30, 2012. The increase of $2,357, or 155.3%, was primarily attributed to the cash flow effect of deconsolidating certain variable interest entities previously under our control. Remaining cash outflows for both periods related to capital expenditures, principally costs incurred to support the construction of 3D printing machines and micromachinery at our facilities in the United States and Germany.

Beginning in the second half of 2013, we intend to commence an expansion of our facilities in Germany to increase our 3D printing machine manufacturing, PSCs and other administrative facilities located there. Included in our expansion plans are the purchase of land and construction of a new facility comprising approximately 175,000 square feet. Estimated costs of the acquisition of land and construction of the new facility are approximately $20,000 and are expected to be incurred through 2014.

Separately, we also plan to establish two new PSCs in the second half of 2013 (one in Auburn, Washington and a second in a yet to be determined location). We estimate the cost associated with opening such PSCs to range from $2,000 to $4,000 for each location.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013, was $72,882 compared with $6,142 for the six months ended June 30, 2012.

The principal source of cash for the six months ended June 30, 2013, was net proceeds from our initial public offering of $91,083. Offsetting this source of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on a line of credit facility held by our German subsidiary, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $7,332 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013 and settlement of our financing lease obligation with a related party for a cash payment of approximately $1,372 during the quarter ended June 30, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

The principal sources of cash for the six months ended June 30, 2012, were (i) net borrowings on the demand note payable to member of approximately $5,479 to support operations, (ii) net borrowings on a line of credit facility held by our German subsidiary of approximately $913 to support operations, and (iii) proceeds from financing leases of $985 used to finance 3D printing machine production. Offsetting these sources of cash were long-term debt and financing lease repayments of approximately $1,235.

Contractual Obligations.

We are required to make future payments under various contracts, including debt agreements, capital and financing lease agreements and operating lease agreements. At June 30, 2013, a summary of our outstanding contractual obligations is as follows:

	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Operating activities:
Operating leases	$558	$395	$141	$22	$—
License fee obligations	731	531	200	—	—
Deferred revenue and customer prepayments	2,170	1,980	190	—	—
Financing activities:
Long-term debt	2,270	124	264	282	1,600
Capital and financing leases	1,229	507	636	86	—
Interest	850	145	194	155	356

Total	$7,809	$3,682	$1,626	$545	$1,956

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

Interest

Interest related to long-term debt and capital and financing leases is based on interest rates in effect at June 30, 2013, and is calculated on financial instruments with maturities that extend to 2027.

Off Balance Sheet Arrangements.

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance.

Refer to Note 2 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Approximately 63.8% and 34.0% of our consolidated revenue was derived from transactions outside the United States for the quarters ended June 30, 2013 and 2012, respectively. Approximately 65.0% and 44.1% of our consolidated revenue was derived from transactions outside the United States for the six months ended June 30, 2013 and 2012, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and six months ended June 30, 2013, would result in an increase (decrease) in revenue of approximately $600 and $1,100, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2013, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 29, 2013.

As a result of material weaknesses described in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, management believes that the financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We continue to evaluate the design and operating effectiveness of internal control over financial reporting using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of our identified material weaknesses. Our plan includes (i) enhancing our global accounting and reporting process by designing and strengthening the operating effectiveness of internal controls over financial reporting, (ii) evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information and (iii) adding financial personnel with adequate knowledge and experience in GAAP.

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

The Company and our subsidiaries are involved in litigation from time to time in the ordinary course of business. We do not believe that the outcome of any pending or threatened litigation involving the Company or our subsidiaries will have a material adverse effect on our financial position, results of operations or cash flows.

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

Initial Public Offering.

Net Proceeds from IPO

On February 6, 2013, the Company’s registration statement on Form S-1 (File No. 333-185933) was declared effective for the Company’s initial public offering (“IPO”), pursuant to which the Company offered and sold 5,483,333 shares of common stock at a public offering price of $18.00 per share; and Rockwell Holdings Inc. (“RHI”) also offered and sold 611,667 shares of common stock at a public offering price of $18.00 per share. S. Kent Rockwell, our Chairman and Chief Executive Officer, is the beneficiary of the S. Kent Rockwell Revocable Trust, which is the indirect, sole stockholder of RHI. Accordingly, S. Kent Rockwell is deemed to have beneficial ownership of our common stock owned by RHI. The managing underwriter was FBR Capital Markets & Co. and the co-managers were BB&T Capital Markets and Stephens Inc.

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

Rockwell Line of Credit (Demand Note Payable to Member)

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

Acquisition of Net Assets of Variable Interest Entities

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

Other

On February 14, 2013, we paid approximately $0.3 million of the net proceeds from the IPO to retire our building note payable to an unrelated third party with respect to our facility in North Huntingdon, Pennsylvania. There were no prepayment penalties or gains or losses associated with this early retirement of debt.

On April 4, 2013, we paid approximately $1.4 million of the net proceeds from the IPO to settle a financing lease obligation (including accrued interest) for a 3D printing machine with a related party. There were no prepayment penalties or gains or losses associated with this settlement.

In addition to the amounts identified above, we have utilized approximately $7.4 million in net proceeds from the IPO during the six months ended June 30, 2013, for general corporate purposes, principally to support working capital and our operations.

We had previously disclosed in our IPO an intention to assume the liabilities of our VIEs. Other than our payment of such liabilities described above, rather than the assumption of their debt, there has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of June 30, 2013, we held the remainder of the net proceeds from the IPO as cash and cash equivalents.

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

Not applicable.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2013

By:	/s/ John Irvin
John Irvin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2013

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