Form 10-Q
period 2013-09-30
ExOne Co
filed 2013-11-14
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 14, 2013, 14,387,608 shares of common stock, par value $0.01 were outstanding.

PART I – FINANCIAL INFORMATION

Item I.	Financial Statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$11,621	$8,515	$28,785	$15,913

Cost of sales	6,370	4,959	16,515	10,018

Gross profit	5,251	3,556	12,270	5,895

Operating expenses
Research and development	1,286	347	3,418	1,179
Selling, general and administrative	3,703	8,879	11,179	14,827

	4,989	9,226	14,597	16,006

Income (loss) from operations	262	(5,670)	(2,327)	(10,111)

Other (income) expense
Interest expense	46	234	326	542
Other (income) expense - net	1	(47)	(63)	(74)

	47	187	263	468

Income (loss) before income taxes	215	(5,857)	(2,590)	(10,579)

Provision (benefit) for income taxes*	439	(63)	530	171

Net loss	(224)	(5,794)	(3,120)	(10,750)

Less: Net income attributable to noncontrolling interests	—	138	138	320

Net loss attributable to ExOne	$(224)	$(5,932)	$(3,258)	$(11,070)

Net loss attributable to ExOne per common share:
Basic	$(0.02)	N/A *	$(0.28)	N/A *
Diluted	(0.02)	N/A *	(0.28)	N/A *

Comprehensive income (loss):
Net loss attributable to ExOne	$(224)	$(5,932)	$(3,258)	$(11,070)
Other comprehensive income (loss):
Foreign currency translation adjustments	470	264	(287)	(53)

Comprehensive income (loss)	246	(5,668)	(3,545)	(11,123)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Comprehensive income (loss) attributable to ExOne	$246	$(5,668)	$(3,545)	$(11,123)

*	Information not comparable for the quarter and nine months ended September 30, 2012 as a result of the Reorganization of the Company as a corporation on January 1, 2013 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and unit amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$115,144	$2,802
Accounts receivable - net of allowance of $65 (2013) and $83 (2012)	8,391	8,413
Inventories - net	10,809	7,485
Prepaid expenses and other current assets	3,352	1,543

Total current assets	137,696	20,243

Property and equipment - net	23,967	12,467
(Including amounts attributable to consolidated variable interest entities of $5,567 at December 31, 2012)
Deferred income taxes	—	178
Other noncurrent assets	1,034	187

Total assets	$162,697	$33,075

Liabilities
Current liabilities:
Line of credit	$—	$528
Demand note payable to member	—	8,666
Current portion of long-term debt	126	2,028
(Including amounts attributable to consolidated variable interest entities of $1,913 at December 31, 2012)
Current portion of capital and financing leases	532	920
Accounts payable	3,173	2,451
Accrued expenses and other current liabilities	5,148	4,436
Preferred unit dividends payable	—	1,437
Deferred income taxes	—	178
Deferred revenue and customer prepayments	1,031	4,281

Total current liabilities	10,010	24,925

Long-term debt - net of current portion	2,114	5,669
(Including amounts attributable to consolidated variable interest entities of $3,150 at December 31, 2012)
Capital and financing leases - net of current portion	607	1,949
Other noncurrent liabilities	378	491

Total liabilities	13,109	33,034

Contingencies and commitments

Stockholders’ / Members’ Equity
ExOne stockholders’ / members’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,387,608 shares issued and outstanding	144	—
Additional paid-in capital	153,163	—
Accumulated deficit	(3,258)	—
Preferred units, $1.00 par value, 18,983,602 units issued and outstanding	—	18,984
Common units, $1.00 par value, 10,000,000 units issued and outstanding	—	10,000
Members’ deficit	—	(31,355)
Accumulated other comprehensive loss	(461)	(174)

Total ExOne stockholders’ / members’ equity (deficit)	149,588	(2,545)
Noncontrolling interests	—	2,586

Total stockholders’ / members’ equity	149,588	41

Total liabilities and stockholders’ / members’ equity	$162,697	$33,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(3,120)	$(10,750)
Adjustments to reconcile net loss to cash used for operations:
Depreciation	1,685	1,258
Equity-based compensation	511	7,735
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(196)	(1,186)
(Increase) decrease in inventories	(6,128)	(5,395)
(Increase) decrease in prepaid expenses and other assets	(2,723)	(57)
Increase (decrease) in accounts payable	(75)	793
Increase (decrease) in accrued expenses and other liabilities	187	554
Increase (decrease) in deferred revenue and customer prepayments	(3,592)	(1,944)

Cash used for operating activities	(13,451)	(8,992)

Investing activities
Capital expenditures	(9,822)	(1,802)
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	(2,327)	—

Cash used for investing activities	(12,149)	(1,802)

Financing activities
Net proceeds from issuance of common stock — initial public offering	91,083	—
Net proceeds from issuance of common stock — secondary public offering	65,201	—
Net change in line of credit borrowings	(528)	914
Net change in demand note payable to member	(9,885)	6,953
Proceeds from financing leases	—	2,539
Payments on long-term debt	(5,457)	(1,311)
Payments on capital and financing leases	(2,031)	(341)
Payment of preferred stock dividends	(456)	—

Cash provided by financing activities	137,927	8,754

Effect of exchange rate changes on cash and cash equivalents	15	(25)

Net change in cash and cash equivalents	112,342	(2,065)
Cash and cash equivalents at beginning of period	2,802	3,496

Cash and cash equivalents at end of period	$115,144	$1,431

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired through financing arrangements	$282	$3,170

Transfer of inventories to property and equipment for internal use	$3,338	$1,400

Transfer of property and equipment to inventories for sale	$(534)	$(336)

Reorganization of The Ex One Company, LLC with and into The ExOne Company	$(2,371)	$—

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$1,219	$313

Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$(397)	$—

Secondary public offering costs included in accounts payable and accrued expenses and other current liabilities	$(898)	$—

Secondary public offering costs reimbursable from selling stockholders	$645	$—

Reclassification of redeemable preferred units to preferred units	$—	$18,984

Preferred unit dividends declared but unpaid	$—	$1,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries (formerly The Ex One Company, LLC and Subsidiaries)

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Deficit) (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total stockholders / members’ equity (deficit)
Balance at December 31, 2011	$—	$10,000	$(27,485)	$—	$—	$—	$—	$(220)	$2,106	$(15,599)
Preferred unit reclassification	18,984	—	—	—	—	—	—	—	—	18,984
Preferred unit dividends	—	—	(1,031)	—	—	—	—	—	—	(1,031)
Equity-based compensation	—	—	7,735	—	—	—	—	—	—	7,735
Net loss	—	—	(11,070)	—	—	—	—	—	320	(10,750)
Other comprehensive loss	—	—	—	—	—	—	—	(53)	—	(53)

Balance at September 30, 2012	$18,984	$10,000	$(31,851)	$—	$—	$—	$—	$(273)	$2,426	$(714)

Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—

Balance at January 1, 2013	—	—	—	190	58	(2,619)	—	(174)	2,586	41
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Secondary public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	11	64,937	—	—	—	64,948
Equity-based compensation	—	—	—	—	—	511	—	—	—	511
Net loss	—	—	—	—	—	—	(3,258)	—	138	(3,120)
Other comprehensive loss	—	—	—	—	—	—	—	(287)	—	(287)
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at September 30, 2013	$—	$—	$—	$—	$144	$153,163	$(3,258)	$(461)	$—	$149,588

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

The Company has considered the proforma effects of its Reorganization on the provision for income taxes for both the quarter and nine months ended September 30, 2012, in its condensed statement of consolidated operations and comprehensive income (loss) and concluded that there would be no difference as compared to the amount reported, principally due to valuation allowances established against net deferred tax assets (Note 15). In addition, the Company has omitted basic and diluted earnings per share for both the quarter and nine months ended September 30, 2012, as a result of the Reorganization, as the basis for such calculation is no longer comparable to current period presentation.

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), effective in August 2013 ExOne Properties GmbH (formerly ExOne Holding Deutschland GmbH) (Germany) and ExOne KK (Japan), and through March 27, 2013 (see further description below) two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

At December 31, 2012 and through March 27, 2013, ExOne leased property and equipment from Lone Star and TMF. ExOne did not have an ownership interest in Lone Star or TMF and the assets of Lone Star and TMF could only be used to settle obligations of Lone Star and TMF. ExOne was identified as the primary beneficiary of Lone Star and TMF in accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs, as ExOne guaranteed certain long-term debt of both Lone Star and TMF and governed these entities through common ownership. This guidance requires certain VIEs to be consolidated when an enterprise has the power to direct the activities of the VIE that most significantly impact VIE economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The condensed consolidated financial statements therefore include the accounts of Lone Star and TMF through March 27, 2013.

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

On February 6, 2013, the Company commenced an initial public offering of 6,095,000 shares of its common stock at a price to the public of $18.00 per share, of which 5,483,333 shares were sold by the Company and 611,667 were sold by a selling stockholder (including consideration of the exercise of the underwriters’ over-allotment option). Following completion of the offering on February 12, 2013, the Company received net proceeds of approximately $91,996 (net of underwriting commissions). In addition, the Company incurred associated offering costs of approximately $1,625, including approximately $712 in offering costs previously paid and deferred by the Company at December 31, 2012.

On September 9, 2013, the Company commenced a secondary public offering of 3,054,400 shares of its common stock at a price to the public of $62.00 per share, of which 1,106,000 shares were sold by the Company and 1,948,400 were sold by selling stockholders (including consideration of the exercise of the underwriters’ over-allotment option). Following completion of the offering on September 13, 2013, the Company received net proceeds of approximately $65,315 (net of underwriting commissions). In addition, associated offering costs of approximately $1,012 were incurred in connection with this offering. Associated offering costs incurred by the Company in connection with the secondary public offering of $367 were based on its pro-rata sale of shares as compared to selling stockholders, who were responsible for their pro-rata portion. As a result, at September 30, 2013, amounts reimbursable from selling stockholders of approximately $645, representing their pro-rata portion of the secondary offering costs, are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Amounts reimbursable from selling stockholders are expected to be settled prior to December 31, 2013.

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

The Company has incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $224 and $3,120 for the quarter and nine months ended September 30, 2013. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. These conditions raised substantial doubt as to the Company’s ability to continue as a going concern. As noted above, in connection with the completion of its initial public offering in February 2013 and secondary public offering in September 2013, the Company received total unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the unrestricted net proceeds obtained through these transactions have alleviated the substantial doubt and will be sufficient to support the Company’s operations through October 1, 2014.

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

The weighted average shares outstanding for both the quarter and nine months ended September 30, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013, and (iv) the issuance of 1,106,000 common shares in connection with the commencement of the secondary public offering of the Company on September 9, 2013.

As ExOne incurred a net loss during both the quarter and nine months ended September 30, 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock consisting of incentive stock options and restricted stock issued (Note 12), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss attributable to ExOne	$(224)	$(3,258)
Less: Preferred stock dividends declared	—	(152)

Net loss available to ExOne common shareholders	$(224)	$(3,410)

Weighted average shares outstanding (basic and diluted)	13,534,065	12,316,096

Net loss attributable to ExOne per common share:
Basic	$(0.02)	$(0.28)
Diluted	(0.02)	(0.28)

The Company has omitted basic and diluted earnings per share for the quarter and nine months ended September 30, 2012, as a result of the Reorganization (Note 1), as the basis for such calculation is no longer comparable to current period presentation.

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

Note 5.	Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials and components	$6,594	$4,892
Work in process	4,076	2,098
Finished goods	139	495

	$10,809	$7,485

At September 30, 2013 and December 31, 2012, the allowance for slow-moving and obsolete inventories was approximately $867 and $891, respectively, and has been reflected as a reduction to inventories (raw materials and components).

Note 6.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012	Useful Life (in years)
Land	$5,120	$778	—
Buildings and related improvements	6,187	4,941	25
Machinery and equipment	10,694	9,674	3 - 7
Other	1,863	1,450	3 - 7

	23,864	16,843
Less: Accumulated depreciation	(4,448)	(5,118)

	19,416	11,725
Construction-in-progress	4,551	742

Property and equipment - net	$23,967	$12,467

At December 31, 2012, property and equipment – net, includes $5,567 in assets held by variable interest entities (Note 1).

Machinery and equipment includes leased assets of approximately $1,264 and $1,160 at September 30, 2013 and December 31, 2012, respectively.

Depreciation expense was approximately $589 and $1,685 for the quarter and nine months ended September 30, 2013, respectively. Depreciation expense was approximately $453 and $1,258 for the quarter and nine months ended September 30, 2012, respectively.

On March 27, 2013, in connection with the acquisition of certain net assets of the Lone Star and TMF variable interest entities (Note 4), the Company acquired all of the property and equipment associated with the variable interest entities (see description above).

On August 1, 2013, ExOne Properties GmbH entered into an agreement with the Municipality of Gersthofen, Germany (the “Municipality”) to purchase certain real property from the Municipality for an aggregate amount of approximately $4,000 (€3,000). The agreement contains terms and conditions that are customary for German land purchase agreements of this nature. Additionally, on August 1, 2013, ExOne Properties GmbH and the Municipality entered into an agreement pursuant to which the Municipality granted ExOne Properties GmbH an option to purchase adjacent parcels of land consisting of 14,319 square meters on the same terms and conditions as those set forth in the agreement. The option expires on December 31, 2016.

On August 14, 2013, ExOne Properties GmbH entered into a construction services contract with a turnkey provider of construction services for the design and construction of a new manufacturing facility to be located in the Municipality of Gersthofen, Germany. The total cost for construction of the facility (including design services) is estimated at approximately $16,500 (€12,200). At September 30, 2013, construction-in-progress includes total capitalized costs of approximately $1,800 (€1,300) associated with this project.

On August 15, 2013, the Company entered into a purchase agreement for approximately one acre of land and a 17,240 square foot manufacturing facility in North Las Vegas, Nevada for a total purchase price of approximately $1,400. This amount was subsequently paid in-full by the Company in September 2013.

Note 7.	Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company for approximately $1,750 (€1,300). In addition to the collateralization of assets against this facility, the line of credit and security agreement was also previously guaranteed by the Chairman and Chief Executive Officer (“CEO”) of the Company. On July 19, 2013, the bank removed this guarantee from the arrangement. There were no changes to available borrowing capacity or interest rates as a result of the removal of the guarantee.

Of the total amount available under this facility, approximately $675 (€500) is available for short-term borrowings or cash advances (overdrafts). Both short-term borrowings and overdrafts are subject to variable interest rates as determined by the bank. At September 30, 2013, interest rates were 2.52% for short-term borrowings and 6.20% for overdrafts. There is no commitment fee associated with this agreement. At September 30, 2013, the Company had no outstanding short-term borrowings. At December 31, 2012, the Company had outstanding short-term borrowings of approximately $528 (€400). At September 30, 2013 and December 31, 2012, there were no outstanding overdraft amounts.

Amounts in excess of the amounts available for short-term borrowings and overdrafts are available for additional bank transactions requiring security (i.e. bank guarantees, letters of credit, etc.). Amounts covered under the security agreement accrue interest at 1.75%. There is no charge for unused amounts under the security agreement. At September 30, 2013 and December 31, 2012, the Company had transactions guaranteed by the security agreement of approximately $261 (€193) and $757 (€573), respectively. Separate from the available capacity under its existing security agreement, the Company was granted additional capacity in August 2013 for a short-term bank guarantee of approximately $1,715 (€1,268) which subsequently expired in October 2013.

Note 8.	Demand Note Payable to Member

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

Note 9.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
ExOne

Building note payable to a bank, with monthly payments of $18 including interest at 4.00% through May 2017 and subsequently, the monthly average yield on U.S. Treasury Securities plus 3.25% for the remainder of the term through May 2027.	$2,240	$2,334

Building note payable to an unrelated entity, with monthly payments including interest at 6.00% through June 2014.	—	300

Lone Star Metal Fabrication, LLC

Building note payable to a bank, with monthly payments including interest at 7.00% through July 2014.	—	727

Troy Metal Fabricating, LLC

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 3.00% (3.21% at December 31, 2012) through December 2017.	—	1,193

Equipment note payable to a bank, with monthly payments including interest at 4.83% through December 2016.	—	1,056

Equipment line of credit to a bank, converted to term debt in January 2012; monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through December 2016.	—	886

Building note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.45% (2.66% at December 31, 2012) through April 2013. Interest is fixed at 6.80% under a related interest rate swap agreement.	—	760

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through January 2014. Interest is fixed at 6.68% under a related interest rate swap agreement.	—	228

Equipment note payable to a bank, with monthly payments including interest at one-month BBA LIBOR plus 2.75% (2.96% at December 31, 2012) through April 2013.	—	213

	2,240	7,697

Less: Current portion of long-term debt	126	2,028

	$2,114	$5,669

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

At December 31, 2012, the fair value of the interest rate swaps was a liability of approximately $13. These obligations are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Gains (losses) on interest rate swap contracts are recorded as a component of interest expense in the condensed statement of consolidated operations and comprehensive income (loss).

Note 10.	Capital and Financing Leases

In January 2013, the Company entered into an equipment leasing arrangement with a bank. Terms of the agreement include monthly payments of $5 over a five-year period beginning in January 2013 and a bargain purchase option at the end of the lease term. As a result, this agreement was determined to be a capital lease. The present value of future minimum lease payments, including an interest rate of 4.4%, was approximately $239 at September 30, 2013.

In November 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $974 (€737) with repayment of the lease occurring over a three-year period beginning in January 2013. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $515 (€381) and $853 (€646) at September 30, 2013 and December 31, 2012, respectively.

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

In March 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $985 (€739) with repayment of the lease occurring over a three-year period beginning in April 2012. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $385 (€285) and $553 (€418) at September 30, 2013 and December 31, 2012, respectively.

Note 11.	Common Units, Preferred Units, Preferred Stock and Common Stock

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

On February 12, 2013, immediately prior to the closing of the initial public offering of the Company (Note 1), shares of preferred stock were converted into shares of common stock at a 9.5 to 1.0 basis (1,998,275 shares). Following the conversion, there are no issued or outstanding shares of preferred stock in the Company. Following the closing of the initial public offering of the Company on February 12, 2013, there are 50,000,000 shares of preferred stock authorized at a par value of $0.01 per share and no shares issued and outstanding at September 30, 2013.

Common Stock

Following the closing of the secondary public offering of the Company on September 13, 2013, there are 200,000,000 shares of common stock authorized at a par value of $0.01 per share and 14,387,608 shares issued and outstanding.

The following table summarizes common stock activity:

Common Stock (number of shares)
Balance at December 31, 2012	—
Conversion of common units of The Ex One Company, LLC to common stock of The ExOne Company	5,800,000
Conversion of preferred stock to common stock immediately prior to closing of the initial public offering of The ExOne Company	1,998,275
Initial public offering of common stock in The ExOne Company	5,483,333
Secondary public offering of common stock in The ExOne Company	1,106,000

Balance at September 30, 2013	14,387,608

Note 12.	Equity-Based Compensation

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

The following table summarizes the total equity-based compensation expense recognized for all ISOs and restricted stock awards:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Equity-based compensation expense recognized:
ISOs	$161	$418
Restricted stock	39	93

Total equity-based compensation expense before income taxes	$200	$511
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$200	$511

*	The benefit for income taxes from equity-based compensation has been determined to be $0 based on a full valuation allowance against net deferred tax assets for both the quarter and nine months ended September 30, 2013. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $34 and $85 for the quarter and nine months ended September 30, 2013, respectively.

At September 30, 2013, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,511 for ISOs and $373 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.4 years.

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

The activity for ISOs for the nine months ended September 30, 2013, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—	$—
ISOs granted	180,000	$18.00	$11.03
ISOs forfeited	(5,000)	$18.00	$11.03

Outstanding at September 30, 2013	175,000	$18.00	$11.03

ISOs exercisable	—	$—	$—
ISOs expected to vest	175,000	$18.00	$11.03

At September 30, 2013, the aggregate intrinsic value of both unvested ISOs and ISOs expected to vest was approximately $4,305. The weighted average remaining contractual term of ISOs expected to vest at September 30, 2013, was approximately 9.4 years.

The activity for restricted stock awards for the nine months ended September 30, 2013, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	—	$—
Restricted shares granted	20,000	$23.26
Restricted shares forfeited	—	$—

Outstanding at September 30, 2013	20,000	$23.26

Restricted shares vested	—	$—
Restricted shares expected to vest	20,000	$23.26

Other

In May 2012, the Company’s majority member completed the sale of 300,000 common units of the former limited liability company to another existing member of the former limited liability company for $1.25 per unit. In July and August 2012, the Company’s majority member completed the sale of an additional 1,000,000 common units of the former limited liability company to two executives of the former limited liability company for $1.25 per unit. The fair value of these common units on each of the respective measurement dates was $7.20 per common unit. The Company recognized compensation expense of approximately $5,950 and $7,735 during the quarter and nine months ended September 30, 2012, in connection with the sale of these common units which has been recorded in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive income (loss).

Determining the fair value of the common units required complex and subjective judgments. The Company used the sale of a similar security in an arms-length transaction with unrelated parties to estimate the value of the enterprise at each of the respective measurement dates, which included assigning a value to the similar security’s rights, preferences and privileges, relative to the common units. The enterprise value was then allocated to the Company’s outstanding equity securities using a Black-Scholes option pricing model. The option pricing required certain estimates to be made, including: (i) the anticipated timing of a potential liquidity event (less than one year), (ii) volatility (65.0%) estimated based on historical volatilities of peer group companies, and (iii) a risk-free interest rate (0.2%).

Note 13.	License Agreements

The Company has license agreements with certain organizations which require license fee payments to be made on a periodic basis, including royalties on net sales of licensed products, processes and consumables. License fee expenses amounted to approximately $66 and $149 for the quarter and nine months ended September 30, 2013, respectively. License fee expenses amounted to approximately $586 and $972 for the quarter and nine months ended September 30, 2012, respectively. License fee expenses are included in cost of sales in the condensed consolidated statement of operations and comprehensive income (loss). At September 30, 2013, accrued license fees were approximately $785 and are recorded in accrued expenses and other current liabilities ($604) and other noncurrent liabilities ($181) in the condensed consolidated balance sheets. At December 31, 2012, accrued license fees were approximately $1,015 and are recorded in accrued expenses and other current liabilities ($748) and other noncurrent liabilities ($267) in the condensed consolidated balance sheets.

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

There were no license fee expenses associated with the Amended MIT Agreement for either the quarter or nine months ended September 30, 2013. License fee expenses, including minimum license maintenance fees and royalties, associated with the MIT Agreement for the quarter and nine months ended September 30, 2012 were $530 and $912, respectively. Reimbursement of qualifying patent expenses incurred by MIT were approximately $1 and $4 for the quarter and nine months ended September 30, 2013, respectively. Reimbursement of qualifying patent expenses incurred by MIT were approximately $4 and $26 for the quarter and nine months ended September 30, 2012, respectively. Reimbursement of qualifying patent expenses incurred by MIT are recorded in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive income (loss).

Note 14.	Contingencies and Commitments

The Company and its subsidiaries are subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on the financial position, results of operations or cash flows of the Company.

Note 15.	Income Taxes

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

The provision (benefit) for income taxes was $439 and $530 for the quarter and nine months ended September 30, 2013, respectively. The provision (benefit) for income taxes was ($63) and $171 for the quarter and nine months ended September 30, 2012, respectively. The provision (benefit) for income taxes for all periods presented relate entirely to the taxable income of ExOne GmbH. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate was 204.2% and 120.5% for the quarter and nine months ended September 30, 2013, respectively. The effective tax rate was (1.1%) and 101.6% for the quarter and nine months ended September 30, 2012, respectively. For the quarter and nine months ended September 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the quarter and nine months ended September 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

The components of net deferred income tax assets and net deferred income tax liabilities were as follows:

	September 30, 2013	January 1, 2013 (Reorganization)	December 31, 2012

Current deferred tax assets (liabilities):
Accounts receivable	$24	$31	$—
Inventories	385	(40)	(434)
Accrued expenses and other current liabilities	578	562	143
Deferred revenue and customer prepayments	54	1,851	1,912
Other	134	10	250
Valuation allowance	(1,175)	(2,429)	(2,049)

Current deferred tax assets (liabilities)	—	(15)	(178)

Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	1,039	431	431
Tax credit carryforwards	1,164	—	—
Property and equipment	869	691	599
Other	16	342	567
Valuation allowance	(3,088)	(1,449)	(1,419)

Noncurrent deferred tax assets (liabilities)	—	15	178

Net deferred tax assets (liabilities)	$—	$—	$—

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

At September 30, 2013, the Company had approximately $460 in net operating loss carryforwards which expire from 2013 through 2019, to offset the future taxable income of its Japanese subsidiary. At September 30, 2013, the Company had approximately $579 in net operating loss carryforwards which expire in 2033, and $1,164 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and related party transactions. At September 30, 2013 and December 31, 2012, the liability for uncertain tax positions was approximately $675 and $416, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. At September 30, 2013, there was no liability for uncertain tax positions related to the Company’s Japanese subsidiary. At December 31, 2012, the liability for uncertain tax positions related to the Company’s Japanese subsidiary was $94 and was fully offset against net operating loss carryforwards of this subsidiary.

The Company files income tax returns in the United States (effective January 1, 2013), Germany and Japan. In Germany, the Company’s 2010 through 2012 tax years remain subject to examination. In Japan, the Company’s 2005 through 2012 tax years remain subject to examination.

The Company includes interest and penalties related to income taxes as a component of the provision for income taxes in the condensed statement of consolidated operations and comprehensive income (loss).

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	September 30, 2013	December 31, 2012
Accrued expenses and other current liabilities:
Interest rate swap liability	2	$—	$13

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

Prior to redemption during the quarter ended March 31, 2012, the fair value of the Company’s redeemable preferred units was estimated based on unobservable inputs, including the present value of the Company’s demand note payable to member immediately prior to conversion (Note 11). As this estimate utilized unobservable inputs and required significant management judgment it was determined to be a Level 3 financial instrument in the fair value hierarchy.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$—	$—	$—	$18,984
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(18,984)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$—	$—	$—	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$115,144	$115,144	$2,802	$2,802
Line of credit	—	—	528	528
Demand note payable to member	—	—	8,666	8,666
Current portion of long-term debt	126	126	2,028	2,028
Current portion of capital and financing leases	532	532	920	920
Long-term debt - net of current portion	2,114	1,822	5,669	7,880
Capital and financing leases - net of current portion	607	607	1,949	1,949

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

Note 17.	Customer Concentration

During the quarters and nine months ended September 30, 2013 and 2012, the Company conducted a significant portion of its business with a limited number of customers. For the quarter and nine months ended September 30, 2013, the Company’s five most significant customers represented approximately 60.3% and 31.4% of total revenue, respectively. For the quarter and nine months ended September 30, 2012, the Company’s five most significant customers represented approximately 66.3% and 45.9% of total revenue, respectively. At September 30, 2013 and December 31, 2012, accounts receivable from the Company’s five most significant customers were approximately $4,726 and $1,671, respectively.

Note 18.	Related Party Transactions

The Company provides various services to several related entities under common control by the Chairman and CEO of the Company, primarily in the form of accounting, finance, information technology and human resource outsourcing, which are generally reimbursed by the related entities. The cost of these services was approximately $11 and $99 for the quarter and nine months ended September 30, 2013, respectively. The cost of these services was approximately $60 and $138 for the quarter and nine months ended September 30, 2012, respectively. In addition, the Company may purchase certain items on behalf of related parties under common control by the Chairman and CEO of the Company. Amounts due from these related entities at September 30, 2013 and December 31, 2012, were not significant.

The Company receives design services and the corporate use of an airplane from related entities under common control by the Chairman and CEO of the Company. The cost of these services received was approximately $29 and $107 for the quarter and nine months ended September 30, 2013, respectively. The cost of these services received was approximately $9 and $68 for the quarter and nine months ended September 30, 2012, respectively. Amounts due to these related entities at September 30, 2013 and December 31, 2012, were not significant.

In addition to the transactions identified above, in connection with the secondary public offering of shares of common stock (Note 1) of the Company completed on September 13, 2013, total associated offering costs of approximately $1,012 were incurred, a portion of which ($645) are reimbursable to the Company from other selling stockholders (each selling stockholder separately qualifying as a related party and consisting principally of entities controlled by the Chairman and CEO of the Company and other executives of the Company) based on their pro-rata participation in the offering. At September 30, 2013, these amounts are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Amounts reimbursable from selling stockholders are expected to be settled prior to December 31, 2013.

Note 19.	Subsequent Events

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

Overview.

Business and Strategy

We are a global provider of three dimensional (“3D”) printing machines and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our in-house 3D printing machines. We offer pre-production collaboration and print products for customers through our seven production service centers (“PSCs”), which are located in the United States, Germany and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed), uniquely position us to serve the needs of industrial customers.

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

As our infrastructure grows, we intend to shift our strategic focus to opening additional PSCs in order to broaden our potential global customer base and to expand our 3D printing capability in an increasing variety of industrial materials. Our growth strategy focuses on growing our PSCs in order to print more products for our existing customers and gain new customers. By the end of 2015, we plan to expand our PSC network from the current seven locations to fifteen locations. Like our current PSCs, we plan to locate the additional PSCs in major industrial centers near existing and potential customers.

Our growth strategy includes using our printed products as an introduction of our technology to facilitate 3D printing machine sales. An important part of reaching these goals is to increase our capability to print in a growing number of industrial materials and increase the job box sizes and production speeds (volumetric output) available to our potential customers, which will increase the efficiency and usefulness of our technology. In addition, we use our regional PSCs to educate our potential customers and the marketplace about the advantages of 3D printing.

We also believe expanding the location of our PSCs to high-growth economies and geographic regions that are readily accessible by a significant number of potential customers will help us to increase sales. To better balance our business, we intend to develop our customer base so that revenue is not dependent on any one region—North America, South America and Latin America (collectively the Americas), Europe and Asia. Likewise we intend to balance revenue between our 3D printing machines and 3D printed products, materials and other services.

Our next generation 3D printing machine platforms have achieved the volumetric output rate and quality necessary to serve industrial markets on a production scale. We believe that there is an opportunity to similarly advance the pre-print and post-print processing phases of product materialization to more fully exploit the transformative power of our 3D printing machines and drive growth. These opportunities relate to both direct and indirect part materialization. For direct metal production, we believe that enhancing pre-print processes, notably design optimization tools and suitable print material availability, can greatly accelerate our capture of market share in the near-term. Additionally, enhancements to post-print processing will increase the applications for printed parts. Through our ExOne Materials Application Laboratory (“ExMAL”), we are developing post-print processing technologies to achieve fully dense metal product materialization without the need for infiltration, and we are exploring technology-sharing partnerships to further this initiative. In indirect production utilizing 3D printed molds and cores, advanced performance casting technologies can be leveraged to increase yields and reduce weight of casted products. To address the market opportunity and fill the execution gap, we have developed a suite of processes, many of which are proprietary, for producing high-quality castings through a process that we call ExCAST. ExCAST provides industry guidance and support through all stages of production, from computer-aided drafting at the design stage, through the 3D materialization of molds and cores, metal casting of the end product and rapid delivery to the end-user.

Finally, we intend to opportunistically identify and, through acquisitions, alliances and/or strategic investment, integrate and advance complementary businesses, technologies and capabilities. Our goal is to expand the functionality of our products, provide access to new customers and markets, and increase our production capacity. We are in active discussions with parties that we believe can contribute to a superior end-to-end manufacturing process.

Results of Operations.

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended September 30, 2013, was $224, or $0.02 per basic and diluted share, compared with a net loss attributable to ExOne of $5,932 for the quarter ended September 30, 2012. The decrease in our net loss was principally due to (i) increases in our revenue and gross profit as a result of a significant increase in 3D printing machine and micromachinery sales for 2013 compared to 2012 and (ii) a net decrease in our operating expenses from 2013 compared to 2012. The net decrease in operating expenses included a decrease in selling, general and administrative expenses, principally due to a net reduction in equity-based compensation expense between the periods, offset by higher professional service fees and personnel costs in making the transition from a private company to a publicly traded company and increased selling costs (principally increases in our global sales headcount and commissions for machine sale transactions). Offsetting the reduction in selling, general and administrative expenses were increased research and development spending, mostly associated with (i) our continued efforts in qualifying materials for our 3D printing operations and (ii) investments in enhancing our 3D printing machine and micromachinery technology. Refer to the sections below for further description of these changes.

Net loss attributable to ExOne for the nine months ended September 30, 2013, was $3,258, or $0.28 per basic and diluted share, compared with a net loss attributable to ExOne of $11,070 for the nine months ended September 30, 2012. The decrease in our net loss was principally due to (i) increases in our revenue and gross profit as a result of a significant increase in 3D printing machine and micromachinery sales for 2013 compared to 2012 and (ii) a net decrease in our operating expenses from 2013 compared to 2012. The net decrease in operating expenses included a decrease in selling, general and administrative expenses, principally due to a net reduction in equity-based compensation expense between the periods, offset by higher professional service fees and personnel costs in making the transition from a private company to a publicly traded company and increased selling costs (principally increases in our global sales headcount and commissions for machine sale transactions). Offsetting the reduction in selling, general and administrative expenses were increased research and development spending, mostly associated with (i) our continued efforts in qualifying materials for our 3D printing operations and (ii) investments in enhancing our 3D printing machine and micromachinery technology. Refer to the sections below for further description of these changes.

Revenue

The following table summarizes revenue by product line for each of the quarter and nine month periods ended September 30:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
3D printing machines and micromachinery	$7,767	66.8%	$5,183	60.9%	$17,820	61.9%	$6,710	42.2%
3D printed products, materials and other services	3,854	33.2%	3,332	39.1%	10,965	38.1%	9,203	57.8%

	$11,621	100.0%	$8,515	100.0%	$28,785	100.0%	$15,913	100.0%

Revenue for the quarter ended September 30, 2013, was $11,621 compared with revenue of $8,515 for the quarter ended September 30, 2012, an increase of $3,106, or 36.5%. This increase was principally due to a higher volume of sales of 3D printing machines and micromachinery (eight for the quarter ended September 30, 2013 as compared to four for the quarter ended September 30, 2012) as well as 3D printed products, materials and other services based on a continued increase in customer acceptance of our additive manufacturing technologies. Offsetting increases in volume were decreases attributed to sales mix of machines as a higher percentage of machines sold for the 2012 period were S-Max units, our highest price point machine, and net negative foreign currency movements associated with the devaluation of the Japanese Yen.

The following table summarizes the significant components of the change in revenue by product line for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2013:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Quarter Ended September 30, 2012	$5,183	$3,332	$8,515
Change in revenue attributed to:
Volume	5,588	588	6,176
Pricing and sales mix	(2,599)	—	(2,599)
Foreign currency	(405)	(66)	(471)

	2,584	522	3,106

Quarter Ended September 30, 2013	$7,767	$3,854	$11,621

Revenue for the nine months ended September 30, 2013, was $28,785 compared with revenue of $15,913 for the nine months ended September 30, 2012, an increase of $12,872, or 80.9%. This increase was principally due to a higher volume of sales of 3D printing machines and micromachinery (seventeen for the nine months ended September 30, 2013 as compared to five for the nine months ended September 30, 2012) as well as 3D printed products, materials and other services based on a continued increase in customer acceptance of our additive manufacturing technologies. Offsetting increases in volume were decreases attributed to sales mix of machines as a higher percentage of machines sold for the 2012 period were S-Max units, our highest price point machine, and net negative foreign currency movements associated with the devaluation of the Japanese Yen.

The following table summarizes the significant components of the change in revenue by product line for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Nine Months Ended September 30, 2012	$6,710	$9,203	$15,913
Change in revenue attributed to:
Volume	17,804	2,036	19,840
Pricing and sales mix	(6,289)	—	(6,289)
Foreign currency	(405)	(274)	(679)

	11,110	1,762	12,872

Nine Months Ended September 30, 2013	$17,820	$10,965	$28,785

The following table summarizes 3D printing machines and micromachinery sold by type for each of the quarter and nine month periods ended September 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of 3D printing machines and micromachinery by type):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Machine units sold:
S-Max	4	3	10	4
S-Print	1	—	2	—
S-15	1	1	1	1
M-Flex	1	—	1	—
X1-Lab	1	—	2	—
Micromachinery	—	—	1	—

	8	4	17	5

Cost of Sales and Gross Profit

Cost of sales for the quarter ended September 30, 2013 was $6,370 compared with cost of sales of $4,959 for the quarter ended September 30, 2012, an increase of $1,411, or 28.5%. Cost of sales as a percentage of revenue was 54.8% for the quarter ended September 30, 2013 compared with 58.2% for the quarter ended September 30, 2012, a decrease of 3.4%.

Gross profit for the quarter ended September 30, 2013 was $5,251 compared with gross profit of $3,556 for the quarter ended September 30, 2012, an increase of $1,695, or 47.7%. Gross profit percentage was 45.2% for the quarter ended September 30, 2013, compared with 41.8% for the quarter ended September 30, 2012, an increase of 3.4%. This increase was principally due to volume increases in sales of 3D printing machines and an increase in productivity for the quarter ended September 30, 2013, compared with September 30, 2012 (see table above).

Cost of sales for the nine months ended September 30, 2013 was $16,515 compared with cost of sales of $10,018 for the nine months ended September 30, 2012, an increase of $6,497, or 64.9%. Cost of sales as a percentage of revenue was 57.4% for the nine months ended September 30, 2013 compared with 63.0% for the nine months ended September 30, 2012, a decrease of 5.6%.

Gross profit for the nine months ended September 30, 2013 was $12,270 compared with gross profit of $5,895 for the nine months ended September 30, 2012, an increase of $6,375, or 108.1%. Gross profit percentage was 42.6% for the nine months ended September 30, 2013, compared with 37.0% for the nine months ended September 30, 2012, an increase of 5.6%. This increase was principally due to volume increases in sales of 3D printing machines and an increase in productivity for the nine months ended September 30, 2013, compared with September 30, 2012 (see table above).

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarter and nine month periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,286	$347	$3,418	$1,179
Selling, general and administrative	3,703	8,879	11,179	14,827

	$4,989	$9,226	$14,597	$16,006

Operating expenses for the quarter ended September 30, 2013, were $4,989 compared with operating expenses of $9,226 for the quarter ended September 30, 2012, a decrease of $4,237, or 45.9%. Operating expenses as a percentage of revenue were 42.9% for the quarter ended September 30, 2013, compared with 108.3% for the quarter ended September 30, 2012, a decrease of 65.4%.

Research and development expenses for the quarter ended September 30, 2013, were $1,286 compared with research and development expenses of $347 for the quarter ended September 30, 2012, an increase of $939, or 270.6%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology.

Selling, general and administrative expenses for the quarter ended September 30, 2013, were $3,703 compared with selling, general and administrative expenses of $8,879 for the quarter ended September 30, 2012, a decrease of $5,176, or 58.3%. This decrease was principally due to the absence of an equity-based compensation expense of $5,950 during the quarter ended September 30, 2012 associated with the sale of common units by the majority member of the former limited liability company to two executives of the former limited liability company. Offsetting this amount were increases in (i) professional service fees (including legal, audit and other consulting expenses), (ii) personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company and (iii) selling costs (principally increases in our global sales headcount and commissions for machine sale transactions).

Operating expenses for the nine months ended September 30, 2013, were $14,597 compared with operating expenses of $16,006 for the nine months ended September 30, 2012, a decrease of $1,409, or 8.8%. Operating expenses as a percentage of revenue were 50.7% for the nine months ended September 30, 2013, compared with 100.6% for the nine months ended September 30, 2012, a decrease of 49.9%.

Research and development expenses for the nine months ended September 30, 2013, were $3,418 compared with research and development expenses of $1,179 for the nine months ended September 30, 2012, an increase of $2,239 or 189.9%. This increase was primarily due to increased (i) costs associated with our materials qualification activities, including additional research and development headcount and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing and laser machine technology.

Selling, general and administrative expenses for the nine months ended September 30, 2013, were $11,179 compared with selling, general and administrative expenses of $14,827 for the nine months ended September 30, 2012, a decrease of $3,648, or 24.6%. This decrease was principally due to the absence of an equity-based compensation expense of $7,735 during the nine months ended September 30, 2012 associated with the sale of common units by the majority member of the former limited liability company to another member and two executives of the former limited liability company. Offsetting this amount were increases in (i) professional service fees (including legal, audit and other consulting expenses), (ii) personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company and (iii) selling costs (principally increases in our global sales headcount and commissions for machine sale transactions).

Interest Expense

Interest expense for the quarter ended September 30, 2013, was $46 compared with interest expense of $234 for the quarter ended September 30, 2012, a decrease of $188, or 80.3%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended September 30, 2013, as compared to the quarter ended September 30, 2012, mostly due to the absence of advances on the demand note payable to member during the quarter ended September 30, 2013.

Interest expense for the nine months ended September 30, 2013, was $326 compared with interest expense of $542 for the nine months ended September 30, 2012, a decrease of $216, or 39.9%. This decrease was principally due to a lower average outstanding debt balance for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, mostly due to decreased average amounts outstanding on the demand note payable to member.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended September 30, 2013 was $1 compared with other (income) expense – net of ($47) for the quarter ended September 30, 2012. The change of $48 was mostly due to a decrease in financing activity benefits.

Other (income) expense – net for the nine months ended September 30, 2013 was ($63) compared with other (income) expense – net of ($74) for the nine months ended September 30, 2012. Amounts for both periods consist principally of interest income on cash deposits and other financing activity benefits.

Provision for Income Taxes

The provision (benefit) for income taxes for the quarters ended September 30, 2013 and 2012 was $439 and ($63), respectively, and relate entirely to the taxable income of ExOne GmbH. The effective tax rate for the quarters ended September 30, 2013 and 2012 was 204.2% and (1.1%), respectively. For the quarter ended September 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the quarter ended September 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

The provision (benefit) for income taxes for the nine months ended September 30, 2013 and 2012 was $530 and $171, respectively, and relate entirely to the taxable income of ExOne GmbH. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 120.5% and 101.6%, respectively. For the nine months ended September 30, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For the nine months ended September 30, 2012, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for the quarter ended September 30, 2013 following the acquisition of net assets in the related variable interest entities, completed during the quarter ended March 31, 2013. Net income attributable to noncontrolling interests was $138 for the quarter ended September 30, 2012.

Net income attributable to noncontrolling interests for the nine months ended September 30, 2013, was $138 compared with net income attributable to noncontrolling interests of $320 for the nine months ended September 30, 2012, a decrease of $182, or 56.9%. This decrease was principally the result of the acquisition of net assets of the variable interest entities referenced above.

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

Reconciliation of Adjusted EBITDA to Net Loss Attributable to ExOne

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to ExOne	$(224)	$(5,932)	$(3,258)	$(11,070)

Net income attributable to noncontrolling interests	—	138	138	320
Interest expense	46	234	326	542
Provision (benefit) for income taxes	439	(63)	530	171
Depreciation	589	453	1,685	1,258
Equity-based compensation*	200	—	511	—
Other (income) expense - net	1	(47)	(63)	(74)

Adjusted EBITDA	$1,051	$(5,217)	$(131)	$(8,853)

*	As noted above, amounts reflected for equity-based compensation relate solely to expense incurred in connection with equity-based awards granted under our 2013 Equity Incentive Plan. During the quarter and nine months ended September 30, 2012, we incurred approximately $5,950 and $7,735 of equity-based compensation expense related to the sale of common units by the majority member of the former limited liability company to an existing member and two executives of the former limited liability company. As these transactions were not a part of our 2013 Equity Incentive Plan, we have elected not to consider the related equity-based compensation in measuring Adjusted EBITDA for the respective 2012 periods.

The significant changes in the reconciling items between Adjusted EBITDA and net loss attributable to ExOne for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, include (i) a decrease in net income attributable to noncontrolling interests as a result of the acquisition of the related variable interest entities during the quarter ended March 31, 2013, (ii) a decrease in interest expense of $188 associated with a lower average outstanding debt balance for the quarter ended September 30, 2013, (iii) an increase in the provision for income taxes of $502 associated with changes in the taxable income of ExOne GmbH, (iv) an increase in depreciation expense of $136 attributed to an increase in 3D printing machines in-service in 2013 as compared to 2012 and (v) an increase in equity-based compensation of $200 based on the adoption of the 2013 Equity Incentive Plan and subsequent issuance of incentive stock options and restricted stock during the quarter ended March 31, 2013.

The significant changes in the reconciling items between Adjusted EBITDA and net loss attributable to ExOne for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, include (i) a decrease in net income attributable to noncontrolling interests as a result of the acquisition of the related variable interest entities during the quarter ended March 31, 2013, (ii) a decrease in interest expense of $216 associated with a lower average outstanding debt balance for the nine months ended September 30, 2013, (iii) an increase in the provision for income taxes of $359 associated with changes in the taxable income of ExOne GmbH, (ii) an increase in depreciation expense of $427 attributed to an increase in 3D printing machines in-service in 2013 as compared to 2012 and (iii) an increase in equity-based compensation of $511 based on the adoption of the 2013 Equity Incentive Plan and subsequent issuance of incentive stock options and restricted stock during the quarter ended March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources.

We incurred net losses of approximately $9,688, $7,617 and $5,180 for the years ended December 31, 2012, 2011 and 2010, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $224 and $3,120 for the quarter and nine months ended September 30, 2013. Prior to our Reorganization we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. These conditions raised substantial doubt as to our ability to continue as a going concern. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received total unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that the unrestricted net proceeds obtained through these transactions have alleviated the substantial doubt and will be sufficient to support our operations through October 1, 2014.

The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30 and our cash and cash equivalents balance at September 30, 2013 and December 31, 2012:

	2013	2012
Cash used for operating activities	$(13,451)	$(8,992)
Cash used for investing activities	(12,149)	(1,802)
Cash provided by financing activities	137,927	8,754
Effect of exchange rate changes on cash and cash equivalents	15	(25)

Net change in cash and cash equivalents	$112,342	$(2,065)

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$115,144	$2,802

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2013, was $13,451 compared with $8,992 for the nine months ended September 30, 2012. The increase of $4,459, or 49.6%, was mostly attributed to net changes in assets and liabilities as a result of (i) an increase in outflows associated with inventories (as a result of increases in global machine manufacturing activities), (ii) an increase in outflows associated with prepaid expenses and other current assets (attributed mostly to vendor prepayment activity), (iii) a decrease in inflows associated with accounts payable and accrued expenses and other liabilities (based on increased purchasing activity and the timing of payment) and (iv) an increase in outflows associated with deferred revenue and customer prepayments (as a result of increases in the timing of product delivery to customers). These amounts were offset by (i) increased earnings in 2013 as compared to 2012 driven by higher volume of sales of 3D printing machines and (ii) increased collections activity on accounts receivable.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2013, was $12,149 compared with $1,802 for the nine months ended September 30, 2012. The increase of $10,347, or 574.2%, was primarily attributed to increased capital expenditures in 2013, mostly due to spending associated with (i) the expansion of our facilities in Germany to increase our 3D printing machine manufacturing, PSCs and other administrative facilities located there and (ii) costs associated with expanding our global PSC network, including the purchase of land and a manufacturing facility in North Las Vegas, Nevada. In addition, the cash flow effect of deconsolidating certain variable interest entities previously under our control also increased outflows from investing activities.

Related to the expansion of our facilities in Germany, we currently estimate total costs of this project (including the acquisition of land and the design cost of the facility) to be approximately $20,000 with an expected completion date in the fourth quarter of 2014. Through September 30, 2013, approximately $5,800 of the total estimated costs of approximately $20,000 have been incurred, including the associated purchase of land in the Municipality of Gersthofen, Germany (approximately $4,000). The remaining estimated costs of approximately $16,000 (including $1,800 incurred through September 30, 2013) are covered under a firmly committed contract with a turnkey provider of construction services.

Related to the continued expansion of our global PSC network, we continue to focus on expanding our existing network from seven global locations to fifteen global locations by the end of 2015. We currently estimate the cost of expanding our global PSC network to range between $2,000 and $4,000 per location.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013, was $137,927 compared with $8,754 for the nine months ended September 30, 2012.

The principal sources of cash for the nine months ended September 30, 2013, were (i) net proceeds from our initial public offering of $91,083 and (ii) net proceeds from our secondary public offering of $65,201. Offsetting these sources of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on our German line of credit, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $7,488 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013 and settlement of our financing lease obligation with a related party for a cash payment of approximately $1,372 during the quarter ended June 30, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

The principal sources of cash for the nine months ended September 30, 2012, were (i) net borrowings on the demand note payable to member of approximately $6,953 to support operations, (ii) net borrowings on our German line of credit of approximately $914 to support operations, and (iii) proceeds from financing leases of $2,539 used to finance 3D printing machine production. Offsetting these sources of cash were long-term debt and financing lease repayments of approximately $1,652.

Contractual Obligations.

We are required to make future payments under various contracts, including operating lease and license agreements, construction services agreements, debt agreements and capital and financing lease agreements. At September 30, 2013, a summary of our outstanding contractual obligations is as follows:

	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Operating activities:
Operating leases	$1,491	$738	$394	$256	$103
License fee obligations	805	605	200	—	—
Deferred revenue and customer prepayments	1,228	1,031	197	—	—

Investing activities:
Capital expenditures	14,699	13,882	817	—	—

Financing activities:
Long-term debt	2,240	126	267	283	1,564
Capital and financing leases	1,140	533	536	71	—
Interest	812	137	184	153	338

Total	$22,415	$17,052	$2,595	$763	$2,005

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

Capital Expenditures

Capital expenditures consist of firmly committed amounts under a construction services contract for the design and construction of a manufacturing facility in the Municipality of Gersthofen, Germany, with an expected completion date in the fourth quarter of 2014.

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

Interest

Interest related to long-term debt and capital and financing leases is based on interest rates in effect at September 30, 2013, and is calculated on financial instruments with maturities that extend to 2027.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Approximately 64.3% and 79.6% of our consolidated revenue was derived from transactions outside the United States for the quarters ended September 30, 2013 and 2012, respectively. Approximately 64.7% and 63.1% of our consolidated revenue was derived from transactions outside the United States for the nine months ended September 30, 2013 and 2012, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and nine months ended September 30, 2013, would result in an increase (decrease) in revenue of approximately $750 and $1,900, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2013, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 29, 2013.

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

The Company and its subsidiaries are subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on the financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors.

In connection with our secondary offering of common stock in September 2013, we revised our risk factors to reflect various changes and updates to the risk factors that we previously included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following are the risk factors that we included in our Annual Report on Form 10-K for the year ended December 31, 2012 with changes that reflect updates to the risk factors that we included in Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-190768) dated September 3, 2013.

RISK FACTORS

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

Our business plan is heavily dependent upon our ability to steadily increase the number of qualified materials in which our machines can print products, because this will increase our addressable market, both as to customers and products for customers. However, qualifying new materials is a complicated engineering task, and there is no way to predict whether, or when, any given material will be qualified. If we cannot hire people with sufficient technical skills to work on qualifying new materials for printing, or if we lack the resources necessary to create a steady flow of new materials, we will not be able to meet our business plan goals and a competitor may emerge that is better at qualifying new materials, either of which would have an adverse effect on our business results.

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

Our business plan is built around a steady increase in the demand for our products. However, only a relatively small number of our potential customers know of the existence of additive manufacturing (“AM”) and are familiar with its capabilities, and even fewer understand the potential benefits of using AM to manufacture products. If we do not develop effective strategies to raise awareness among potential customers of the benefits of AM and 3D printing, we may be unable to achieve our planned rate of growth, which could adversely affect our results of operations.

We may not be able to hire the number of skilled employees that we need to achieve our business plan.

For our business to grow in accordance with our business plan, we will need to hire and retain additional employees with the technical competence and engineering skills to operate our machines, improve our technology and processes and expand our technological capability to print using an increasing variety of materials. People with these skills are in short supply and may not be available in sufficient numbers to allow us to meet the goals of our business plan. If we cannot obtain the services of a sufficient number of technically skilled employees, we may not be able to achieve our planned rate of growth, which could adversely affect our results of operations.

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

Our operating expenses (which include research and development and selling, general and administrative expenses) for the nine months ended September 30, 2013, were approximately $14.6 million compared with operating expenses of approximately $16.0 million for the nine months ended September 30, 2012. We expect our operating expenses for the year ending December 31, 2013 to be between approximately $18.0 million and $21.0 million. The increases in our research and development expenses are due primarily to continued investment in our 3D printing machine and micromachinery technology and increased costs associated with our materials qualification activities, including additional research and development headcount. The increases in our selling, general and administrative expenses are due primarily to increased expenses in professional service fees (including legal, audit and other consulting expenses) and increased personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company.

We expect that our operating expenses will continue to increase in future periods as we pursue our growth strategies. Based on our current plans, we further expect our operating expenses for the year ending December 31, 2014 to exceed our 2013 operating expenses by 20% to 25%. Any future increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an effect on our financial condition.

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

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks. In general, we conduct our business, earn revenue and incur costs in the local currency of the countries in which we operate. As a result, our international operations present risks from currency exchange rate fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of goods sold, and operating margins, and could result in exchange losses in any given reporting period.

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

S. Kent Rockwell, our Chairman and Chief Executive Officer, beneficially owns approximately 21.98% of our common stock and may have effective control over the election of our Board of Directors and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders who are in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes of Mr. Rockwell.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to meet our growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current noncompliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we will not be able to achieve our planned rate of growth, which will adversely affect our results of operations.

We are highly dependent upon sales to certain industries.

For our most recent fiscal year ended (December 31, 2012), revenues of machines and products were concentrated to companies in the aerospace (20%), automotive (24%), heavy equipment (26%), and energy/oil/gas (13%) industries and those industries’ respective suppliers. To the extent any of these industries experience a downturn, our results of operations may be adversely affected. Additionally, if any of these industries or their respective suppliers or other providers of manufacturing services develop new technologies or alternatives to manufacture the products that are currently manufactured using our machines, it may adversely affect our results of operations.

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

We may not be able to consummate and effectively integrate future acquisitions, if any.

We may from time to time engage in strategic acquisitions and partnerships with third parties if we determine that they will provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses. Although we are currently exploring a combination of acquisitions, strategic investments, and/or alliances, some of which we believe will promote advances in pre-print and post-print process, there is no guarantee that we will complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of acquisitions, strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. We may not be able to successfully negotiate and complete a specific acquisition, investment, or alliance. In addition, any acquisition, investment or alliance may not be accretive to ExOne for a period of time which may be significant following the completion of such acquisition, investment or alliance.

Our planned expansion of our international sales is subject to various risks, and failure to manage these risks could adversely affect our results of operations.

Our business is subject to certain risks associated with doing business globally. For our three most recent fiscal years ended (December 31, 2012, 2011 and 2010), our sales outside of the United States were 72.8%, 70.0% and 70.7%, respectively. One of our growth strategies is to pursue opportunities for our business in several areas of the world outside of the United States, any or all of which could be adversely affected by the risks set forth below. Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

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

Our business plan envisions that we will conduct increasing amounts of business outside of the United States, which will create various domestic and foreign regulatory challenges. The Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We have policies and controls in place designed to ensure internal and external compliance with these and other anti-bribery laws. To ensure compliance, our anti-bribery policy and training on a global basis provides our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls, and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to the intentional or inadvertent acts of our employees, or due to the intentional or inadvertent acts of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business. In addition, actual or alleged violations could damage our reputation and adversely affect our results of operations.

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

We manufacture our machines at our facilities in Augsburg, Germany and North Huntingdon, Pennsylvania. Our PSCs are located in North Huntingdon, Pennsylvania; Houston, Texas; Troy, Michigan; Auburn, Washington; North Las Vegas, Nevada; Augsburg, Germany; and Kanagawa, Japan.

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

We have exclusive license and non-exclusive license rights to certain patents that we utilize in the industrial market. Some of these patents expired in November 2012 and others are scheduled to expire over the next two years. We cannot adequately estimate the effect that the expiration of these patents will have upon the entrance or advancement of other AM manufacturers into the industrial market. See “Part I – Item 1. Business” to the Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

We have broad discretion as to the use of the net proceeds from our February 2013 IPO and September 2013 secondary common stock offering and may not use them effectively.

We cannot specify with certainty how we will use the net proceeds that we receive from our February 2013 IPO and September 2013 secondary common stock offering. Our management has broad discretion in the application of the net proceeds, and we may use these proceeds in ways with which you may disagree or for purposes other than those contemplated at the time of the offering. The failure by our management to apply these funds effectively could have a material adverse effect on our business, financial condition and results of operations. Pending their use, we may invest the net proceeds from our IPO and secondary offering in a manner that does not produce income or that loses value.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may fluctuate and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

The trading market for our shares relies in part on the research and reports that equity research analysts publish about us and our business. We do not have control over these analysts, and we do not have commitments from them to write research reports about us. The price of our shares could decline if one or more equity research analysts downgrades our shares, issues other unfavorable commentary, or ceases publishing reports about us or our business.

Future sales of our shares could reduce the market price of our shares.

The price of our shares could decline if there are substantial sales of our common stock, particularly by our directors, their affiliates or our executive officers, or when there is a large number of shares of our common stock available for sale. The perception in the public market that our stockholders might sell our shares could also depress the market price of our shares. Our executive officers, directors and selling stockholders are subject to lock-up agreements with the underwriters that restrict their ability to transfer their shares for 90 days after the date of our September 2013 secondary common stock offering. Consequently, upon expiration of the lock-up agreements, approximately 3,948,927 shares held by our existing officers or directors will be eligible for sale in the public market. The market price of our shares may drop significantly when the restrictions on resale by our existing stockholders lapse and these stockholders are able to sell their shares into the market. If this occurs or continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We are incurring increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company whose shares are listed on The NASDAQ Global Market, we incur significant accounting, legal and other expenses that we did not incur as a private company, and these expenses will increase even more after we are no longer an “emerging growth company” (as described below). We incur significant costs associated with our compliance with the public company reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), Dodd Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and The NASDAQ Global Market. Compliance with these rules and regulations have increased our legal and financial compliance costs, introduced new costs (including stock exchange listing fees and costs related to investor relations and stockholder reporting), and made certain activities more time-consuming and costly. These increased costs of doing business have increased our consolidated net loss. They also make it more difficult for us to obtain director and officer liability insurance, and we may incur substantial costs to maintain sufficient coverage.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies generally, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these constantly evolving requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (which requires us to have more than $700 million in market value of our common stock held by non-affiliates), or issue more than $1.0 billion of non-convertible debt over a three-year period. See “Part I – Item 1. Business” to the Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, if our share price does not appreciate, our investors may not gain and could potentially lose on their investment in our shares.

We have never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our shares will be investors’ sole source of gain for the foreseeable future.

As an emerging growth company, we intend to follow certain permitted corporate governance practices instead of the otherwise applicable SEC and NASDAQ requirements, which may result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we will be permitted, and intend to follow, certain corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of The NASDAQ Global Market. Following our emerging growth company governance practices as opposed to the requirements that would otherwise apply to a company listed on The NASDAQ Global Market may provide less protection to you than what is accorded to investors under the Listing Rules of The NASDAQ Global Market applicable to non-emerging growth company issuers.

As an emerging growth company, we will delay adoption of new or revised accounting standards, which may make our stock less attractive and our trading price more volatile.

Pursuant to the JOBS Act, as an emerging growth company, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult, as different or revised standards may be used. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, commencing with our annual report on Form 10-K for the year ending December 31, 2013, we will be required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

The design and operating effectiveness of internal controls related to our financial reporting process were not sufficient to allow for accurate and timely reporting of our consolidated financial results. We did not maintain adequate control with respect to the application of GAAP. This was principally due to a lack of personnel with adequate knowledge and experience in GAAP. As a result, we recorded certain manual, post-close adjustments in order to prepare the consolidated financial statements of the Company.

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

The design and operating effectiveness of internal controls related to our consolidation process and management’s review of our consolidated financial results did not operate at a level of precision sufficient to allow for accurate and timely reporting of our consolidated financial results. Our consolidation process is substantially a manual process and inherently subject to error. Further, because of internal control weaknesses identified with respect to our financial reporting process and information technology systems, management was unable to complete an adequate review of either subsidiary or consolidated financial results at a sufficient level of precision to prevent or detect misstatements. As a result, we recorded certain manual, post-close adjustments in order to prepare the consolidated financial statements of the Company.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses. Our plan includes (i) enhancing our global accounting and reporting process by designing and strengthening the operating effectiveness of internal controls over financial reporting, (ii) evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information, and (iii) adding financial personnel with adequate knowledge and experience in GAAP.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2013. We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2013. Furthermore, as our business continues to grow internationally, our internal controls will become more complex and will require significantly more resources and attention to ensure that our internal controls remain effective overall. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in our financial results may weaken, and our share price may suffer.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements of the Company fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Additionally, Section 404(b) of the Sarbanes-Oxley Act requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As an emerging growth company, we will not be required to comply with Section 404(b), until we file our annual report for 2018 with the SEC, provided we maintain our status as an emerging growth company for the full five-year period.

Our compliance with Section 404(b) will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404(b). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Provisions in our charter documents or Delaware law may inhibit a takeover, which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws contain, and Delaware corporate law contains, provisions that could delay or prevent a change of control or changes in our management. These provisions will apply even if some of our stockholders consider the offer to be beneficial or favorable. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

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

As a result of the completion of our IPO on February 12, 2013, the Company received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions. The Company did not receive any proceeds from the sale of 611,667 shares of common stock by RHI, although we bore the costs, other than underwriting discounts and commissions, associated with the sale of these shares. The Company incurred approximately $1.6 million in total associated offering costs in connection with the IPO of which $0.7 million were previously paid and deferred by the Company at December 31, 2012.

Except as described below, none of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10.0 percent or more of the Company’s common stock or direct or indirect payments to others.

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

On August 1, 2013, ExOne Properties GmbH entered into an agreement with the Municipality of Gersthofen, Germany (the “Municipality”) to purchase certain real property from the Municipality for an aggregate amount of approximately $4.0 million (€3.0 million). The agreement contains terms and conditions that are customary for German land purchase agreements of this nature. Additionally, on August 1, 2013, ExOne Properties GmbH and the Municipality entered into an agreement pursuant to which the Municipality granted ExOne Properties GmbH an option to purchase adjacent parcels of land consisting of 14,319 square meters on the same terms and conditions as those set forth in the agreement. The option expires on December 31, 2016.

On August 14, 2013, ExOne Properties GmbH entered into a construction services contract with a turnkey provider of construction services for the design and construction of a new manufacturing facility to be located in the Municipality of Gersthofen, Germany. The total cost for construction of the facility (including design services) is estimated at approximately $16.5 million (€12.2 million). At September 30, 2013, construction-in-progress includes total capitalized costs of approximately $1.8 million (€1.3 million) associated with this project.

On August 15, 2013, the Company entered into a purchase agreement for approximately one acre of land and a 17,240 square foot manufacturing facility in North Las Vegas, Nevada for a total purchase price of approximately $1.4 million. This amount was subsequently paid in-full by the Company in September 2013.

In addition to the amounts identified above, we have utilized approximately $15.6 million in net proceeds from the IPO during the nine months ended September 30, 2013, for general corporate purposes, principally to support working capital and our operations (including expected capital expenditures and long-term debt and capital and financing lease repayments).

We had previously disclosed in our IPO an intention to assume the liabilities of our VIEs. Other than our payment of such liabilities described above, rather than the assumption of their debt, there has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of September 30, 2013, we held the remainder of the net proceeds from the IPO as cash and cash equivalents.

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

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2013

By:	/s/ John Irvin
John Irvin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2013

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

Exhibits and Financial Statement Schedules

(A) Exhibits:

Exhibit Number	Description	Method of Filing

10.20	Offer to conclude a sales contract	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

10.21	Sales contract	Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

10.22	General contractor agreement	Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith

101	Interactive Data File (XBRL).	Filed herewith