Form 10-Q
period 2014-03-31
ExOne Co
filed 2014-05-15
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 15, 2014, 14,442,804 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended March 31,
	2014	2013
Revenue	$7,285	$7,934
Cost of sales	5,666	5,096

Gross profit	1,619	2,838
Operating expenses
Research and development	1,844	856
Selling, general and administrative	5,201	3,568

	7,045	4,424

Loss from operations	(5,426)	(1,586)
Other expense (income)
Interest expense	29	230
Other income - net	(92)	(59)

	(63)	171

Loss before income taxes	(5,363)	(1,757)
Provision for income taxes	164	19

Net loss	(5,527)	(1,776)
Less: Net income attributable to noncontrolling interests	—	138

Net loss attributable to ExOne	$(5,527)	$(1,914)

Net loss attributable to ExOne per common share:
Basic	$(0.38)	$(0.20)
Diluted	$(0.38)	$(0.20)
Comprehensive loss:
Net loss	$(5,527)	$(1,914)
Other comprehensive income (loss):
Foreign currency translation adjustments	112	(141)

Comprehensive loss	(5,415)	(2,055)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive loss attributable to ExOne	$(5,415)	$(2,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$77,590	$98,445
Accounts receivable - net of allowance of $83 (2014) and $63 (2013)	10,573	9,042
Inventories - net	15,822	12,764
Prepaid expenses and other current assets	2,834	3,297

Total current assets	106,819	123,548

Property and equipment - net	41,824	32,772
Goodwill	7,103	—
Other noncurrent assets	1,110	2,115

Total assets	$156,856	$158,435

Liabilities
Current liabilities:
Current portion of long-term debt	$128	$127
Current portion of capital and financing leases	557	549
Accounts payable	3,576	1,748
Accrued expenses and other current liabilities	6,254	5,394
Deferred revenue and customer prepayments	1,448	916

Total current liabilities	11,963	8,734

Long-term debt - net of current portion	2,050	2,082
Capital and financing leases - net of current portion	332	475
Other noncurrent liabilities	468	444

Total liabilities	14,813	11,735

Contingencies and commitments

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,416,970 (2014) and 14,387,608 (2013) shares issued and outstanding	144	144
Additional paid-in capital	154,121	153,363
Accumulated deficit	(11,982)	(6,455)
Accumulated other comprehensive loss	(240)	(352)

Total stockholders’ equity	142,043	146,700

Total liabilities and stockholders’ equity	$156,856	$158,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Quarter Ended March 31,
	2014	2013
Operating activities
Net loss	$(5,527)	$(1,776)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	733	572
Equity-based compensation	440	111
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(126)	2,008
Increase in inventories	(3,811)	(463)
Decrease (increase) in prepaid expenses and other assets	311	(982)
Increase (decrease) in accounts payable	1,213	(105)
Decrease in accrued expenses and other liabilities	(91)	(1,007)
Increase (decrease) in deferred revenue and customer prepayments	532	(1,379)

Cash used for operating activities	(6,326)	(3,021)

Investing activities
Capital expenditures	(5,141)	(731)
Acquisitions, net of cash acquired of $201	(9,230)	—
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	—	(2,327)

Cash used for investing activities	(14,371)	(3,058)

Financing activities
Net proceeds from issuance of common stock - initial public offering	—	91,083
Proceeds from exercise of employee stock options	318	—
Net change in line of credit borrowings	—	(528)
Net change in demand note payable to member	—	(9,885)
Payments on long-term debt	(369)	(5,396)
Payments on capital and financing leases	(134)	(386)
Payment of preferred stock dividends	—	(456)

Cash (used for) provided by financing activities	(185)	74,432

Effect of exchange rate changes on cash and cash equivalents	27	(43)

Net change in cash and cash equivalents	(20,855)	68,310
Cash and cash equivalents at beginning of period	98,445	2,802

Cash and cash equivalents at end of period	$77,590	$71,112

Supplemental disclosure of noncash investing and financing activities

Net assets acquired through acquisitions, net of cash acquired of $201	$9,685	$—

Noncash consideration for acquisitions	$(455)	$—

Property and equipment included in accounts payable	$556	$—

Transfer of inventories to property and equipment for internal use	$1,524	$386

Property and equipment acquired through financing arrangements	$—	$282

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$—	$1,219

Noncash effect of Reorganization of The Ex One Company, LLC with and into The ExOne Company	$—	$(2,371)

Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$—	$(397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total members’ / stockholders’ equity
Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Net loss	—	—	—	—	—	—	(1,914)	—	138	(1,776)
Other comprehensive loss	—	—	—	—	—	—	—	(141)	—	(141)
Equity-based compensation	—	—	—	—	—	111	—	—	—	111
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at March 31, 2013	$—	$—	$—	$—	$133	$87,826	$(1,914)	$(315)	$—	$85,730

Balance at December 31, 2013	$—	$—	$—	$—	$144	$153,363	$(6,455)	$(352)	$—	$146,700
Net loss	—	—	—	—	—	—	(5,527)	—	—	(5,527)
Other comprehensive income	—	—	—	—	—	—	—	112	—	112
Equity-based compensation	—	—	—	—	—	440	—	—	—	440
Common stock issued from equity incentive plan	—	—	—	—	—	318	—	—	—	318

Balance at March 31, 2014	$—	$—	$—	$—	$144	$154,121	$(11,982)	$(240)	$—	$142,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1.	Basis of Presentation and Principles of Consolidation

Organization

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

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); and through March 27, 2013 (see further description below) two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

At December 31, 2012, and through March 27, 2013, ExOne leased property and equipment from Lone Star and TMF. ExOne did not have an ownership interest in Lone Star or TMF and the assets of Lone Star and TMF could only be used to settle obligations of Lone Star and TMF. ExOne was identified as the primary beneficiary of Lone Star and TMF in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs, as ExOne guaranteed certain long-term debt of both Lone Star and TMF and governed these entities through common ownership. FASB guidance requires certain VIEs to be consolidated when an enterprise has the power to direct the activities of the VIE that most significantly impact VIE economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The condensed consolidated financial statements therefore include the accounts of Lone Star and TMF through March 27, 2013.

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

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2013 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes all disclosures required by GAAP.

Liquidity

The Company has incurred net losses of approximately $6,317, $9,688, and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $5,527 for the quarter ended March 31, 2014. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the unrestricted net proceeds obtained through these transactions will be sufficient to support the Company’s operations through April 1, 2015.

Recently Adopted Accounting Guidance

On January 1, 2014, the Company adopted FASB guidance changing the requirements of the Company’s reporting of amounts reclassified out of accumulated other comprehensive income (loss). These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required to be reclassified in its entirety to net income (loss). For other amounts that are not required to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income (loss). Other than additional disclosure requirements, the adoption of these changes did not have a significant impact on the condensed consolidated financial statements of the Company.

Note 2.	Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended March 31,
Foreign currency translation adjustments	2014	2013
Balance at beginning of period	$(352)	$(174)
Other comprehensive income (loss)*	112	(141)

Balance at end of period	$(240)	$(315)

*	There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for either of the periods presented.

Note 3.	Earnings Per Share

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

The weighted average shares outstanding for the quarter ended March 31, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, and (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013. The weighted average shares outstanding for the quarter ended March 31, 2014, additionally include (i) the issuance of 1,106,000 common shares in connection with the commencement of the secondary public offering of the Company on September 9, 2013 (ii) the annual vesting of 10,000 shares of restricted stock on March 11, 2014, (iii) the issuance of 5,000 shares of common stock to the independent members of the Board of Directors in the form of a stock bonus award on March 20, 2014 and (iv) the issuance of 17,696 shares of common stock during the quarter ended March 31, 2014, as a result of employee exercises of incentive stock options.

As ExOne incurred a net loss during each of the quarters ended March 31, 2014 and 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (155,637) and unvested restricted stock issued (25,834), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

	Quarter Ended March 31,
	2014	2013
Net loss attributable to ExOne	$(5,527)	$(1,914)
Less: Preferred stock dividends declared	—	(152)

Net loss available to ExOne common shareholders	$(5,527)	$(2,066)

Weighted average shares outstanding (basic and diluted)	14,392,403	10,094,821

Net loss attributable to ExOne per common share:
Basic	$(0.38)	$(0.20)
Diluted	$(0.38)	$(0.20)

Note 4.	Acquisitions

MAM

On March 3, 2014, the Company, through its wholly-owned subsidiary ExOne Americas LLC, entered into an Asset Purchase Agreement to acquire (i) substantially all the assets of Machin-A-Mation Corporation (“MAM”), a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which the MAM business is located from Metal Links, LLC, a Michigan limited liability company. The total purchase price was approximately $4,995, which includes approximately $4,618 in cash and $377 in contingent consideration in the form of a two-year earn-out provision. The two-year earn-out provision is based on a combination of achievement of revenues and gross profit for the acquired business for which the Company assumed full achievement of both targets for each of the respective years on the date of acquisition.

The following table summarizes the preliminary allocation of purchase price:

Accounts receivable	$222
Inventories	246
Prepaid expenses and other current assets	15
Property and equipment	2,491
Intangible assets	200
Goodwill	2,261

Total assets	5,435

Accounts payable	49
Accrued expenses and other current liabilities	53
Long-term debt	338

Total liabilities	440

Total purchase price	$4,995

The Company estimates that all of the goodwill associated with the MAM acquisition will be deductible for income tax purposes. Goodwill associated with the MAM acquisition relates principally to the complementary nature of the assets acquired in relation to the existing business held by the Company in Troy, Michigan, the combination of which is expected to further enhance the post-printing capabilities of ExOne. As the Company operates as a single operating segment (also a single reporting unit), there is no further assignment of goodwill to a reportable segment.

Intangible assets identified by the Company as part of its preliminary allocation of purchase price include customer relationships which are to be amortized over a period of five years. Intangible assets are included in other noncurrent assets in the condensed consolidated balance sheets. The Company is in the process of evaluating the MAM acquisition for identification of additional intangible assets in finalizing its purchase price allocation. The Company expects to complete its purchase accounting exercise by the end of 2014.

Immediately following the completion of the MAM acquisition, the Company elected to repay all of the long-term debt assumed as part of the transaction. Prepayment penalties associated with this repayment were not significant and no gain or loss was recorded by the Company.

The Company incurred total acquisition-related expenses of approximately $80 in connection with the MAM acquisition, of which $68 was recognized by the Company during the quarter ended March 31, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

The results of operations and pro forma effects of the MAM acquisition are not significant relative to the Company and as such, have been omitted.

MWT

On March 6, 2014, the Company, through its wholly-owned subsidiary ExOne GmbH, entered into a Purchase and Assignment Contract to acquire all of the shares of MWT - Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”), a pioneer in industrial-grade microwaves with design and manufacturing experience based in Elz, Germany. The total purchase price was approximately €3,557 ($4,891), which includes approximately €3,500 ($4,813) in cash and approximately €57 ($78) in other net liabilities settled at the date of acquisition.

The following table summarizes the preliminary allocation of purchase price:

Cash and cash equivalents	$201
Accounts receivable	1
Inventories	525
Prepaid expenses and other current assets	29
Property and equipment	25
Goodwill	4,842

Total assets	5,623

Accounts payable	127
Accrued expenses and other current liabilities	605

Total liabilities	732

Total purchase price	$4,891

None of the goodwill associated with the MWT acquisition will be deductible for income tax purposes. Goodwill associated with the MWT acquisition relates principally to the complementary nature of the industrial microwave technologies acquired in relation to the existing business held by the Company in Augsburg, Germany, the combination of which is expected to further enhance the post-printing capabilities of ExOne. As the Company operates as a single operating segment (also a single reporting unit), there is no further assignment of goodwill to a reportable segment.

The Company is in the process of evaluating the MWT acquisition for identification of intangible assets in finalizing its purchase price allocation. The Company expects to complete its purchase accounting exercise by the end of 2014.

The Company incurred total acquisition-related expenses of approximately $141 in connection with the MWT acquisition, of which $136 was recognized by the Company during the quarter ended March 31, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

The results of operations and pro forma effects of the MWT acquisition are not significant relative to the Company and as such, have been omitted.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill is not amortized; instead, it is reviewed for impairment annually or more frequently if indicators of impairment exist (a triggering event) or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company operates as both a single operating segment and reporting unit.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a two-step quantitative impairment test (described below), otherwise no further analysis is required however, it will continue to be evaluated at least annually as described above. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value a reporting unit to its carrying value, including goodwill (step 1). The Company plans to use a discounted cash flow model to estimate the fair value of its reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including, sales volumes and prices, production and other operating costs, effective tax rates, capital spending, discount rate, and working capital changes. Cash flow forecasts are generally based on approved operating plans for the current year in combination with future forecasts of profitability.

In the event the estimated fair value of a reporting unit per the discounted cash flow model is less than the carrying value (step 1), additional analysis would be required (step 2). The additional analysis (step 2) would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations.

The Company plans to complete its initial annual test of impairment related to goodwill during its fourth fiscal quarter absent indicators (a trigger event) requiring an earlier test to be performed. There were no such indicators identified during the quarter ended March 31, 2014.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs within the condensed statement of consolidated operations and comprehensive loss. Changes in the fair value of contingent consideration obligations can result from adjustments to (i) forecast revenues, profitability or a combination thereto or (ii) discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

Related to contingent consideration issued in connection with the MAM acquisition, there were no changes in fair value between the date of acquisition and March 31, 2014, and as such, no amount (charge or credit) has been recorded by the Company.

Acquisition of Net Assets of VIEs

On March 27, 2013, ExOne Americas LLC acquired certain assets, including property and equipment (principally land, buildings and machinery and equipment) held by two VIEs of the Company, TMF and Lone Star, and assumed all outstanding debt of such VIEs.

Payments of approximately $1,900 and $200 were made to TMF and Lone Star, respectively, including a return of capital to the entities of approximately $1,400. As the parties subject to this transaction were determined to be under common control, property and equipment acquired in the transaction were recorded at their net carrying value on the date of acquisition (approximately $5,400) similar to a pooling-of-interests. As the VIEs were consolidated by the Company in previous periods, no material differences exist due to the change in reporting entity, and as such, no restatement of prior period financial statements on a combined basis is considered necessary. There was no gain or loss or goodwill generated as a result of this transaction, as the total purchase price was equal to the net book value of assets at the VIE level (previously consolidated by the Company). Simultaneous with the completion of this transaction, the Company also repaid all of the outstanding debt assumed from the VIEs, resulting in a payment of approximately $4,700. Subsequent to this transaction, neither TMF or Lone Star continued to meet the definition of a VIE with respect to ExOne, and as a result, the remaining assets and liabilities of both entities were deconsolidated following the transaction, resulting in a reduction to equity (through noncontrolling interest) of approximately $2,724.

Note 5.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and components	$7,435	$6,253
Work in process	7,650	5,957
Finished goods	737	554

	$15,822	$12,764

At March 31, 2014 and December 31, 2013, the allowance for slow-moving and obsolete inventories was approximately $683 and $750, respectively, and has been reflected as a reduction to inventories (raw materials and components).

Note 6.	Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company for approximately $1,800 (€1,300). Of the total amount available under this facility, approximately $700 (€500) is available for short-term borrowings or cash advances (overdrafts) with the additional $1,100 (€800) available for additional bank transactions requiring security (i.e. bank guarantees, letters of credit, etc.). Interest rates were 2.56%, 6.20% and 1.75% for short-term borrowings, overdrafts and transactions requiring security, respectively, at March 31, 2014. There is no commitment fee associated with this agreement. At March 31, 2014 and December 31, 2013, there were no outstanding short-term borrowings or overdrafts on the line of credit. At March 31, 2014 and December 31, 2013, the Company had transactions guaranteed by the security agreement of approximately $682 (€496) and $982 (€713), respectively.

Note 7.	Contingencies and Commitments

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

Note 8.	Income Taxes

The provision for income taxes for the quarters ended March 31, 2014 and 2013 was $164 and $19, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended March 31, 2014 and 2013 was 3.1% (provision on a loss) and 1.1% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At March 31, 2014 and December 31, 2013, the liability for uncertain tax positions was approximately $767 and $768, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. In addition, at March 31, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of $63 and $111, respectively, which were fully offset against net operating loss carryforwards of the the respective subsidiaries. At December 31, 2013, the Company had a liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of $93, which was fully offset against net operating loss carryforwards of this subsidiary.

Note 9.	Equity-Based Compensation

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

On January 2, 2014, the Board of Directors authorized the award of 7,500 shares of restricted stock under the Plan to three executives of the Company. The awards vest in one-third increments on the first, second and third anniversaries of the grant date, respectively.

On March 20, 2014, the Board of Directors authorized the award of 5,000 shares of restricted stock under the Plan to an executive of the Company. This award vests in one-third increments on the first, second and third anniversaries of the grant date, respectively.

Also on March 20, 2014, the Board of Directors separately authorized the award of 5,000 shares of common stock in the form of a stock bonus award to the independent members of the Board of Directors. The stock bonus awards vested immediately upon issuance.

The following table summarizes the total equity-based compensation expense recognized for all ISOs, restricted stock and stock bonus awards:

	Quarter Ended, March 31
	2014	2013
Equity-based compensation expense recognized:
ISOs	$160	$96
Restricted stock	83	15
Stock bonus awards	197	—

Total equity-based compensation expense before income taxes	$440	$111
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$440	$111

*	The benefit for income taxes from equity-based compensation for both periods has been determined to be $0 based on a full valuation allowance against net deferred tax assets. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $149 and $17 for the quarters ended March 31, 2014 and 2013, respectively.

At March 31, 2014, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,173 for ISOs and $917 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

The activity for ISOs for the quarter ended March 31, 2014, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs granted	—	$—	$—
ISOs exercised	(17,696)	$18.00	$11.03
ISOs forfeited	—	$—	$—

Outstanding at March 31, 2014	155,637	$18.00	$11.03

ISOs exercisable	40,637	$18.00	$11.03
ISOs expected to vest, net of forfeitures	106,519	$18.00	$11.03

At March 31, 2014, the aggregate intrinsic value of ISOs exercisable and ISOs expected to vest was approximately $725 and $1,899, respectively. The weighted average remaining contractual term of ISOs both exercisable and expected to vest at March 31, 2014, was approximately 8.9 years. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no exercises during the quarter ended March 31, 2013.

The activity for restricted stock awards for the quarter ended March 31, 2014, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2013	20,000	$23.26
Restricted shares granted	12,500	$53.28
Restriced shares vested*	(6,666)	$23.26
Restricted shares forfeited	—	$—

Outstanding at March 31, 2014	25,834	$37.78

Restricted shares expected to vest	25,834	$37.78

*	Restricted shares vesting during the quarter ended March 31, 2014, had a fair value of approximately $282.

Note 10.	Fair Value Measurements

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	March 31, 2014	December 31, 2013
Accrued expenses and other current liabilities:
MAM contingent consideration	3	$200	$—

Other noncurrent liabilities
MAM contingent consideration	3	$177	$—

The fair value of contingent consideration associated with the MAM acquisition is determined by using certain forecasts of future profitability of MAM (an unobservable input). The valuation technique utilized by the Company with respect to this instrument is a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision. Future expected payments ($200 for each of the two respective earn-out periods) have been discounted using a market interest rate assumption.

Terms of the earn-out provision require minimum achievement of revenues and gross profit for the year ended December 31 as follows:

	2014*	2015
Revenue	$2,490	$3,500
Gross profit	$623	$875

*	For 2014, targets are representative of revenues and gross profit for the period from the date of acquisition (March 3, 2014) through December 31, 2014.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

Quarter Ended March 31,
	2014	2013
Beginning balance	$—	$—
Realized gains (losses)	—	—
Unrealized gains (losses)	—	—
Purchases	—	—
Sales	—	—
Issuances	377	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$377	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$77,590	$77,590	$98,445	$98,445
Current portion of long-term debt	$128	$128	$127	$127
Current portion of capital and financing leases	$557	$557	$549	$549
Long-term debt - net of current portion	$2,050	$1,992	$2,082	$1,666
Capital and financing leases - net of current portion	$332	$332	$475	$475

The carrying amounts of cash and cash equivalents, current portion of long-term debt and current portion of capital and financing leases approximate fair value due to their short-term maturities. Cash and cash equivalents are classified in Level 1; current portion of long-term debt, current portion of capital and financing leases, long-term debt – net of current portion and capital and financing leases – net of current portion are classified in Level 2.

Note 11.	Customer Concentrations

During the quarters ended March 31, 2014 and March 31, 2013, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended March 31, 2014 and March 31, 2013, the Company’s five most significant customers represented approximately 39.0% and 58.5% of total revenue, respectively. At March 31, 2014 and December 31, 2013, accounts receivable from the Company’s five most significant customers were approximately $5,153 and $5,912, respectively.

Note 12.	Subsequent Events

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

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Regarding Forward Looking Statements” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

The forward looking information set forth in this Quarterly Report on Form 10-Q is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

Organization

ExOne is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company. As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne.

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

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); and through March 27, 2013 (see further description below) two VIEs in which ExOne was identified as the primary beneficiary, Lone Star and TMF.

At December 31, 2012 and through March 27, 2013, ExOne leased property and equipment from Lone Star and TMF. ExOne did not have an ownership interest in Lone Star or TMF and the assets of Lone Star and TMF could only be used to settle obligations of Lone Star and TMF. ExOne was identified as the primary beneficiary of Lone Star and TMF in accordance with guidance issued by the FASB on the consolidation of VIEs, as ExOne guaranteed certain long-term debt of both Lone Star and TMF and governed these entities through common ownership. FASB guidance requires certain VIEs to be consolidated when an enterprise has the power to direct the activities of the VIE that most significantly impact VIE economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The condensed consolidated financial statements therefore include the accounts of Lone Star and TMF through March 27, 2013.

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

Business and Strategy

We are a global provider of 3D printing machines and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specifications for our customers using our installed 3D printing machines. We offer pre-production collaboration and print products for customers through our seven production service centers (“PSCs”), which are located in the United States, Germany and Japan. We build 3D printing machines at our facilities in the United States and Germany, and supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

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

2014 Acquisitions

On March 3, 2014, ExOne Americas LLC, entered into an Asset Purchase Agreement to acquire (i) substantially all the assets of MAM, a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which the MAM business is located from Metal Links, LLC, a Michigan limited liability company. The total purchase price was approximately $4,995, which includes approximately $4,618 in cash and $377 in contingent consideration in the form of a two-year earn-out provision. The two-year earn-out provision is based on a combination of achievement of revenues and gross profit for the acquired business for which we assumed full achievement of both targets for each of the respective years on the date of acquisition. MAM will remain in its current Michigan location, complementing our nearby PSC in Troy, Michigan. This PSC focuses on advanced 3D printed cores and molds for the aerospace and shipbuilding industries. In addition, we expect to continue to serve and expand the existing MAM industrial customer base. We believe that MAM’s specialty precision machining expertise helps us address the finishing requirements for complex parts which are cast from our 3D printed sand molds.

On March 6, 2014, ExOne GmbH, entered into a Purchase and Assignment Contract to acquire all of the shares of MWT, a pioneer in industrial-grade microwaves with design and manufacturing experience based in Elz, Germany. The total purchase price was approximately €3,557 ($4,891), which includes approximately €3,500 ($4,813) in cash and approximately €57 ($78) in other net liabilities settled at the date of acquisition. We believe that this acquisition enhances our position as the market leader of 3D sand production systems for industry. Industrial grade microwaves are used for thermally processing certain sand molds or cores that are 3D printed using binders, such as phenolic binder, that require a drying process. Importantly, microwave technology improves casting quality and reduces production costs for customers in specific industries, such as magnesium parts for aviation and steel alloy parts for hydraulic components. MWT designs and manufactures equipment that is currently employed in our PSC operations. We also plan to offer this technology to customers in future system sales. MWT’s microwave operation will be operationally integrated with our Augsburg, Germany manufacturing operations.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill is not amortized; instead, it is reviewed for impairment annually or more frequently if indicators of impairment exist (a triggering event) or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. ExOne operates as both a single operating segment and reporting unit.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a two-step quantitative impairment test (described below), otherwise no further analysis is required however, it will continue to be evaluated at least annually as described above. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value a reporting unit to its carrying value, including goodwill (step 1). ExOne plans to use a discounted cash flow model to estimate the fair value of its reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including, sales volumes and prices, production and other operating costs, effective tax rates, capital spending, discount rate, and working capital changes. Cash flow forecasts are generally based on approved operating plans for the current year in combination with future forecasts of profitability.

In the event the estimated fair value of a reporting unit per the discounted cash flow model is less than the carrying value (step 1), additional analysis would be required (step 2). The additional analysis (step 2) would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations.

ExOne plans to complete its initial annual test of impairment related to goodwill during its fourth fiscal quarter absent indicators (a trigger event) requiring an earlier test to be performed. There were no such indicators identified during the quarter ended March 31, 2014.

Contingent Consideration

ExOne records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs within the condensed statement of consolidated operations and comprehensive loss. Changes in the fair value of contingent consideration obligations can result from adjustments to (i) forecast revenues, profitability or a combination thereto or (ii) discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

Related to contingent consideration issued in connection with the MAM acquisition, there were no changes in fair value between the date of acquisition and March 31, 2014, and as such, no amount (charge or credit) has been recorded by us.

Results of Operations

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended March 31, 2014, was $5,527, or $0.38 per basic and diluted share, compared with a net loss attributable to ExOne of $1,914, or $0.20 per basic and diluted share, for the quarter ended March 31, 2013. The increase in our net loss was principally due to (i) a decrease in our gross profit, principally as a result of lower 3D printing machine sales volumes and costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network and (ii) higher operating expenses attributed mostly to personnel costs associated with an increased headcount (including salaries and related benefits) and additional research and development spending (related to material qualification activities and 3D printing machine development). Refer to the sections below for further description of these changes.

Revenue

The following table summarizes revenue by product line for each of the quarters ended March 31:

	2014		2013
3D printing machines and micromachinery	$2,439	33.5%	$4,255	53.6%
3D printed products, materials and other services	4,846	66.5%	3,679	46.4%

	$7,285	100.0%	$7,934	100.0%

Revenue for the quarter ended March 31, 2014, was $7,285 compared with revenue of $7,934 for the quarter ended March 31, 2013, a decrease of $649, or 8.2%. This decrease was principally due to lower volume of 3D printing machines sold in the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013, as well as the sales mix of machines, as a higher percentage of machines sold for the 2013 period were S-Max units, our highest price point machine. Offsetting this decrease was an increase in revenue from 3D printed products, materials and other services driven by (i) revenues derived from ExCast-related activities during the quarter ended March 31, 2014, (ii) an overall continued increase in customer acceptance of our additive manufacturing technologies, resulting in higher non-machine volumes and (iii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate material and service revenues).

The following table summarizes the significant components of the change in revenue by product line for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2014:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Quarter Ended March 31, 2013	$4,255	$3,679	$7,934
Change in revenue attributed to:
Volume	(1,741)	1,185	(556)
Pricing and sales mix	(114)	—	(114)
Foreign currency	39	(18)	21

	(1,816)	1,167	(649)

Quarter Ended March 31, 2014	$2,439	$4,846	$7,285

The following table summarizes 3D printing machines sold by type for each of the quarters ended March 31 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of 3D printing machines and micromachinery by type):

	2014	2013
Machine units sold:
S-Max	1	2
S-Print	—	1
S-15	1	—
M-Flex	1	—
X1-Lab	—	1
Micromachinery	—	1

	3	5

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2014, was $5,666 compared with cost of sales of $5,096 for the quarter ended March 31, 2013, an increase of $570, or 11.2%. Cost of sales as a percentage of revenue was 77.8% for the quarter ended March 31, 2014, compared with 64.2% for the quarter ended March 31, 2013, an increase of 13.6%.

Gross profit for the quarter ended March 31, 2014, was $1,619 compared with gross profit of $2,838 for the quarter ended March 31, 2013, a decrease of $1,219, or 43.0%. Gross profit percentage was 22.2% for the quarter ended March 31, 2014, compared with 35.8% for the quarter ended March 31, 2013, a decrease of 13.6%. This decrease was principally due to (i) lower machine sales volume and (ii) costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network.

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarters ended March 31:

	2014	2013
Research and development	$1,844	$856
Selling, general and administrative	5,201	3,568

	$7,045	$4,424

Operating expenses for the quarter ended March 31, 2014, were $7,045 compared with operating expenses of $4,424 for the quarter ended March 31, 2013, an increase of $2,621, or 59.2%. Operating expenses as a percentage of revenue were 96.7% for the quarter ended March 31, 2014, compared with 55.8% for the quarter ended March 31, 2013, an increase of 40.9%.

Research and development expenses for the quarter ended March 31, 2014, were $1,844 compared with research and development expenses of $856 for the quarter ended March 31, 2013, an increase of $988, or 115.4%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount, materials usage and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology for both direct (metal) and indirect (sand) printing.

Selling, general and administrative expenses for the quarter ended March 31, 2014, were $5,201 compared with selling, general and administrative expenses of $3,568 for the quarter ended March 31, 2013, an increase of $1,633, or 45.8%. This increase was principally due to (i) personnel costs associated with an increased headcount (including salaries and related benefits), (ii) an increase in equity-based compensation expense and (iii) expenses associated with merger and acquisition related activities.

Interest Expense

Interest expense for the quarter ended March 31, 2014, was $29 compared with interest expense of $230 for the quarter ended March 31, 2013, a decrease of $201, or 87.4%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013, mostly due to (i) the retirement of the demand note payable to a member in February 2013 and (ii) the settlement of debt held by VIEs in connection with our acquisition of certain related assets of those entities in March 2013.

Other Income – Net

Other income – net for the quarter ended March 31, 2014, was $92 compared with other income – net of $59 for the quarter ended March 31, 2013, an increase of $33, or 55.9%. Amounts for both periods consisted principally of interest income on cash deposits and other financing activity benefits.

Provision for Income Taxes

The provision for income taxes for the quarters ended March 31, 2014 and 2013, was $164 and $19, respectively. The effective tax rate for the quarters ended March 31, 2014 and 2013, was 3.1% (provision on a loss) and 1.1% (provision on a loss), respectively. For the quarter ended March 31, 2014 and March 31, 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for the quarter ended March 31, 2014, following the acquisition of net assets in the related variable interest entities which was completed during the quarter ended March 31, 2013. Net income attributable to noncontrolling interests was $138 for the quarter March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

We incurred net losses of approximately $6,317, $9,688 and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $5,527 for the quarter ended March 31, 2014. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that the unrestricted net proceeds obtained through these transactions will be sufficient to support our operations through April 1, 2015.

The following table summarizes the significant components of cash flows for each of the quarters ended March 31 and our cash and cash equivalents balance at March 31, 2014 and December 31, 2013:

	2014	2013
Cash used for operating activities	$(6,326)	$(3,021)
Cash used for investing activities	(14,371)	(3,058)
Cash (used for) provided by financing activities	(185)	74,432
Effect of exchange rate changes on cash and cash equivalents	27	(43)

Net change in cash and cash equivalents	$(20,855)	$68,310

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$77,590	$98,445

Operating Activities

Cash used for operating activities for the quarter ended March 31, 2014, was $6,326 compared with $3,021 for the quarter ended March 31, 2013. The increase of $3,305, or 109.4%, was mostly attributed to an increase in our net loss less depreciation and amortization and equity-based compensation of $3,261 mostly due to lower gross profits for the period and increases in operating expenses (see further description above). In addition, net changes in assets and liabilities were impacted by (i) a decrease in inflows related to accounts receivable from customers based on the timing of payment and lower selling volume for the end of 2013 compared to the end of 2012, (ii) an increase in outflows associated with inventories (as a result of increases in global machine manufacturing activities, as well as lower sales volume during the quarter ended March 31, 2014), (iii) a decrease in outflows associated with prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities based on the volume and magnitude of purchasing activities and the timing of payments to vendors and (iv) an increase in inflows associated with deferred revenue and customer prepayments based on the timing of receipt of deposits from customers and the delivery of product to customers.

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2014, was $14,371 compared with $3,058 for the quarter ended March 31, 2013. The increase of $11,313, or 369.9%, was primarily attributed to increased capital expenditures in 2014, mostly due to spending associated with (i) the expansion of our facilities in Germany to increase our 3D printing machine manufacturing, PSC and other administrative facilities located there and (ii) cash paid for acquisitions (MAM and MWT).

Our 2014 capital expenditures plan includes (i) completion of our new multi-use facility in Germany (estimated total costs of approximately $11,000 for 2014), (ii) the anticipated purchase and expansion of our existing Japanese facilities (estimated total costs of $7,300 for 2014), (iii) an expansion and further investment in our facilities in the United States (including our planned facility expansion for our direct metal printing operations in North Huntingdon, Pennsylvania), including capital expenditures associated with our materials qualification activities (ExMAL) (total estimated costs of approximately $4,000 for 2014), (iv) an increase in our global installed base of 3D printing machines and related equipment for our PSC network (estimated total costs of approximately $8,000 for 2014), (v) deployment of a global ERP system to support our business activities (estimated total costs of approximately $2,000 for 2014), and (vi) additional sustaining capital expenditures (estimated total costs of less than $1,000 for 2014).

Financing Activities

Cash used for financing activities for the quarter ended March 31, 2014, was $185 compared with cash provided by financing activities of $74,432 for the quarter ended March 31, 2013.

The principal use of cash for the quarter ended March 31, 2014, was principal payments on outstanding debt (including the payoff of debt assumed in connection with the MAM acquisition) and financing leases offset by cash proceeds from the exercised stock options.

The principal source of cash for the quarter ended March 31, 2013, was net proceeds from our initial public offering of $91,083. Offsetting this source of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on our German line of credit, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $5,782 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

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

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with intercompany receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the consolidated balance sheets.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 54.8% and 62.2% of our consolidated revenue was derived from transactions outside the United States for the quarters ended March 31, 2014 and 2013, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter ended March 31, 2014 would result in an increase (decrease) in revenue of approximately $400. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At March 31, 2014, we held approximately $77,590 in cash and cash equivalents, of which, approximately $73,720 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2014, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 20, 2014.

As a result of material weaknesses described in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we continue to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including (i) enhancing our global accounting and reporting process by designing and strengthening the operating effectiveness of internal controls over financial reporting, (ii) evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information and (iii) adding financial personnel with adequate knowledge and experience in GAAP.

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014. As an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until 2018, or such time that we no longer qualify as an emerging growth company in accordance with the Jumpstart Our Businesses Startups Act of 2012.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On February 6, 2013, our Registration Statement on Form S-1 (File No. 333-185933) was declared effective for our initial public offering (“IPO”), pursuant to which we offered and sold 5,483,333 shares of common stock at a public offering price of $18.00 per share; and RHI also offered and sold 611,667 shares of common stock at a public offering price of $18.00 per share. S. Kent Rockwell, our Chairman and Chief Executive Officer, is the beneficiary of the S. Kent Rockwell Revocable Trust, which is the indirect, sole stockholder of RHI. Accordingly, S. Kent Rockwell is deemed to have beneficial ownership of our common stock owned by RHI. The managing underwriter was FBR Capital Markets & Co. and the co-managers were BB&T Capital Markets and Stephens Inc.

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

On August 14, 2013, ExOne Property GmbH entered into a construction services contract with a turnkey provider of construction services for the design and construction of a new manufacturing facility to be located in the Municipality of Gersthofen, Germany. Through March 31, 2014, we have used approximately $14.2 million (€10.4 million) of net proceeds from the IPO to fund this project. We expect to spend an additional $7.3 million (€5.3 million) of the net proceeds from the IPO in 2014 on this project.

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

In addition to the amounts identified above, we have used approximately $30.9 million in net proceeds from the IPO through March 31, 2014, for general corporate purposes, principally to support working capital and our operations (including expected capital expenditures and long-term debt and capital and financing lease repayments).

We had previously disclosed in our IPO an intention to assume the liabilities of our VIEs. Other than our payment of such liabilities described above, rather than the assumption of their debt, there has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of March 31, 2014, we held the remainder of the net proceeds from the IPO as cash and cash equivalents.

Item 3.	Defaults Upon Senior Securities.

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2014

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2014

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

Exhibits and Financial Statement Schedules

(A)	Exhibits:

Exhibit Number	Description	Method of Filing

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.