Form 10-Q
period 2014-06-30
ExOne Co
filed 2014-08-14
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 14, 2014, 14,442,804 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$11,201	$9,230	$18,486	$17,164

Cost of sales	8,705	5,049	14,371	10,145

Gross profit	2,496	4,181	4,115	7,019

Operating expenses
Research and development	1,909	1,276	3,753	2,132
Selling, general and administrative	5,267	3,908	10,468	7,476

	7,176	5,184	14,221	9,608

Loss from operations	(4,680)	(1,003)	(10,106)	(2,589)

Other expense (income)
Interest expense	45	50	74	280
Other income - net	(63)	(5)	(155)	(64)

	(18)	45	(81)	216

Loss before income taxes	(4,662)	(1,048)	(10,025)	(2,805)

Provision for income taxes	3	72	167	91

Net loss	(4,665)	(1,120)	(10,192)	(2,896)

Less: Net income attributable to noncontrolling interests	—	—	—	138

Net loss attributable to ExOne	$(4,665)	$(1,120)	$(10,192)	$(3,034)

Net loss attributable to ExOne per common share:
Basic	$(0.32)	$(0.08)	$(0.71)	$(0.27)
Diluted	$(0.32)	$(0.08)	$(0.71)	$(0.27)

Comprehensive loss:
Net loss	$(4,665)	$(1,120)	$(10,192)	$(3,034)
Other comprehensive loss:
Foreign currency translation adjustments	(294)	(616)	(182)	(757)

Comprehensive loss	(4,959)	(1,736)	(10,374)	(3,791)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Comprehensive loss attributable to ExOne	$(4,959)	$(1,736)	$(10,374)	$(3,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$56,012	$98,445
Accounts receivable - net of allowance of $106 (2014) and $63 (2013)	14,644	9,042
Inventories - net	17,580	12,764
Prepaid expenses and other current assets	3,266	3,297

Total current assets	91,502	123,548

Property and equipment - net	52,269	32,772
Goodwill	7,122	—
Other noncurrent assets	979	2,115

Total assets	$151,872	$158,435

Liabilities
Current liabilities:
Current portion of long-term debt	$130	$127
Current portion of capital and financing leases	515	549
Accounts payable	4,234	1,748
Accrued expenses and other current liabilities	5,891	5,394
Deferred revenue and customer prepayments	958	916

Total current liabilities	11,728	8,734

Long-term debt - net of current portion	2,017	2,082
Capital and financing leases - net of current portion	320	475
Other noncurrent liabilities	470	444

Total liabilities	14,535	11,735

Contingencies and commitments

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,416,970 (2014) and 14,387,608 (2013) shares issued and outstanding	144	144
Additional paid-in capital	154,374	153,363
Accumulated deficit	(16,647)	(6,455)
Accumulated other comprehensive loss	(534)	(352)

Total stockholders’ equity	137,337	146,700

Total liabilities and stockholders’ equity	$151,872	$158,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(10,192)	$(2,896)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	1,602	1,096
Equity-based compensation	693	311
Changes in fair value of contingent consideration	(197)	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(4,392)	2,589
Increase in inventories	(7,103)	(2,542)
Increase in prepaid expenses and other assets	(3)	(1,804)
Increase (decrease) in accounts payable	1,422	(1,461)
(Decrease) increase in accrued expenses and other liabilities	(255)	217
Increase (decrease) in deferred revenue and customer prepayments	42	(2,643)

Cash used for operating activities	(18,383)	(7,133)

Investing activities
Capital expenditures	(14,501)	(1,548)
Acquisitions, net of cash acquired of $201	(9,230)	—
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	—	(2,327)

Cash used for investing activities	(23,731)	(3,875)

Financing activities
Net proceeds from issuance of common stock - initial public offering	—	91,083
Proceeds from exercise of employee stock options	318	—
Net change in line of credit borrowings	—	(528)
Net change in demand note payable to member	—	(9,885)
Payments on long-term debt	(400)	(5,427)
Payments on capital and financing leases	(272)	(1,905)
Payment of preferred stock dividends	—	(456)

Cash (used for) provided by financing activities	(354)	72,882

Effect of exchange rate changes on cash and cash equivalents	35	(126)

Net change in cash and cash equivalents	(42,433)	61,748
Cash and cash equivalents at beginning of period	98,445	2,802

Cash and cash equivalents at end of period	$56,012	$64,550

Supplemental disclosure of noncash investing and financing activities
Net assets acquired through acquisitions, net of cash acquired of $201	$9,685	$—

Noncash consideration for acquisitions	$(455)	$—

Property and equipment included in accounts payable	$992	$—

Property and equipment acquired through financing arrangements	$89	$282

Transfer of inventories to property and equipment for internal use	$3,368	$1,523

Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$332	$261

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$—	$1,219

Noncash effect of Reorganization of The Ex One Company, LLC with and into The ExOne Company	$—	$(2,371)

Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$—	$(397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total members’ / stockholders’ equity
Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Net loss	—	—	—	—	—	—	(3,034)	—	138	(2,896)
Other comprehensive loss	—	—	—	—	—	—	—	(757)	—	(757)
Equity-based compensation	—	—	—	—	—	311	—	—	—	311
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at June 30, 2013	$—	$—	$—	$—	$133	$88,026	$(3,034)	$(931)	$—	$84,194

Balance at December 31, 2013	$—	$—	$—	$—	$144	$153,363	$(6,455)	$(352)	$—	$146,700
Net loss	—	—	—	—	—	—	(10,192)	—	—	(10,192)
Other comprehensive loss	—	—	—	—	—	—	—	(182)	—	(182)
Equity-based compensation	—	—	—	—	—	693	—	—	—	693
Common stock issued from equity incentive plan	—	—	—	—	—	318	—	—	—	318

Balance at June 30, 2014	$—	$—	$—	$—	$144	$154,374	$(16,647)	$(534)	$—	$137,337

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

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy) and through March 27, 2013 (see further description below) two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

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

Liquidity

The Company has incurred net losses of approximately $6,317, $9,688, and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $4,665 and $10,192 for the quarter and six months ended June 30, 2014, respectively. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the unrestricted net proceeds obtained through these transactions will be sufficient to support the Company’s operations through July 1, 2015.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2018, or January 1, 2017, in the event that the Company no longer qualifies as an emerging growth company in accordance with the JOBS Act. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended June 30,		Six Months Ended June 30,
Foreign currency translation adjustments	2014	2013	2014	2013
Balance at beginning of period	$(240)	$(315)	$(352)	$(174)
Other comprehensive loss*	(294)	(616)	(182)	(757)

Balance at end of period	$(534)	$(931)	$(534)	$(931)

*	There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for either of the periods presented.

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

The weighted average shares outstanding for the quarter and six months ended June 30, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, and (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013. The weighted average shares outstanding for the quarter and six months ended June 30, 2014, additionally include (i) the issuance of 1,106,000 common shares in connection with the commencement of the secondary public offering of the Company on September 9, 2013 (ii) the annual vesting of 10,000 shares of restricted stock on March 11, 2014, (iii) the issuance of 5,000 shares of common stock to the independent members of the Board of Directors in the form of a stock bonus award on March 20, 2014 and (iv) the issuance of 17,696 shares of common stock during the six months ended June 30, 2014, as a result of employee exercises of incentive stock options.

As ExOne incurred a net loss during each of the quarters and six months ended June 30, 2014 and 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (153,970 – 2014 and 175,000 – 2013) and unvested restricted stock issued (25,834 – 2014 and 20,000 – 2013), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to ExOne	$(4,665)	$(1,120)	$(10,192)	$(3,034)
Less: Preferred stock dividends declared	—	—	—	(152)

Net loss available to ExOne common shareholders	$(4,665)	$(1,120)	$(10,192)	$(3,186)

Weighted average shares outstanding (basic and diluted)	14,416,970	13,281,608	14,404,755	11,697,018
Net loss attributable to ExOne per common share:
Basic	$(0.32)	$(0.08)	$(0.71)	$(0.27)
Diluted	$(0.32)	$(0.08)	$(0.71)	$(0.27)

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

Intangible assets identified by the Company as part of its preliminary allocation of purchase price include customer relationships which are to be amortized over a period of five years. Intangible assets are included in other noncurrent assets in the condensed consolidated balance sheet. The Company is in the process of evaluating the MAM acquisition for identification of additional intangible assets in finalizing its purchase price allocation.

During the quarter ended June 30, 2014, the Company recorded measurement period adjustments associated with revisions to initial estimates of net working capital (accounts receivable, inventories and accounts payable) of approximately $50 resulting in a corresponding increase to goodwill during the period. The Company expects to complete its purchase accounting exercise by the end of 2014.

Immediately following the completion of the MAM acquisition, the Company elected to repay all of the long-term debt assumed as part of the transaction. Prepayment penalties associated with this repayment were not significant and no gain or loss was recorded by the Company.

The Company incurred total acquisition-related expenses of approximately $88 in connection with the MAM acquisition, of which $76 was recognized by the Company during the six months ended June 30, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

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

During the quarter ended June 30, 2014, the Company recorded measurement period adjustments associated with revisions to initial estimates of net working capital (accounts payable) of approximately $6 resulting in a corresponding increase to goodwill during the period. The Company expects to complete its purchase accounting exercise by the end of 2014.

The Company incurred total acquisition-related expenses of approximately $143 in connection with the MWT acquisition, of which $138 was recognized by the Company during the six months ended June 30, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss.

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

The Company plans to complete its initial annual test of impairment related to goodwill during its fourth fiscal quarter absent indicators (a trigger event) requiring an earlier test to be performed. There were no such indicators identified during the quarter or six months ended June 30, 2014.

The following table details the changes in the carrying value of goodwill:

Balance at December 31, 2013	$—
Acquisition of businesses	7,159
Foreign currency translation adjustments	(37)

Balance at June 30, 2014	$7,122

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

During the quarter ended June 30, 2014, the Company recorded changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately $197 (a reduction to accrued expenses and other current liabilities of approximately $200 and an increase to other noncurrent liabilities of $3), with a corresponding credit recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the period are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014, and (ii) the impact of discounting future cash payments on the associated liabilities.

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

Note 5. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials and components	$10,356	$6,253
Work in process	7,165	5,957
Finished goods	59	554

	$17,580	$12,764

Raw materials and components consist of consumable materials and component parts associated with 3D printing machine and micromachinery manufacturing and support activities. Work in process consists of 3D printing machines and micromachinery, subassemblies and other products in varying stages of completion. Finished goods consist of 3D printing machines and micromachinery and other products prepared for delivery in accordance with customer specifications.

At June 30, 2014 and December 31, 2013, the allowance for slow-moving and obsolete inventories was approximately $736 and $750, respectively, and has been reflected as a reduction to inventories (raw materials and components).

Note 6. Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company for approximately $1,800 (€1,300). Of the total amount available under this facility, approximately $700 (€500) is available for short-term borrowings or cash advances (overdrafts) with the additional $1,100 (€800) available for additional bank transactions requiring security (i.e. bank guarantees, letters of credit, etc.). Interest rates were 2.51%, 6.20% and 1.75% for short-term borrowings, overdrafts and transactions requiring security, respectively, at June 30, 2014. There is no commitment fee associated with this agreement. At June 30, 2014 and December 31, 2013, there were no outstanding short-term borrowings or overdrafts on the line of credit. At June 30, 2014 and December 31, 2013, the Company had transactions guaranteed by the security agreement of approximately $989 (€725) and $982 (€713), respectively.

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

Note 8. Income Taxes

The provision for income taxes for the quarter and six months ended June 30, 2014 was $3 and $167, respectively. The provision for income taxes for the quarter and six months ended June 30, 2013 was $72 and $91, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarter and six months ended June 30, 2014 was 0.0% (provision on a loss) and 1.7% (provision on a loss), respectively. The effective tax rate for the quarter and six months ended June 30, 2013 was 6.9% (provision on a loss) and 3.2% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At June 30, 2014 and December 31, 2013, the liability for uncertain tax positions was approximately $761 and $768, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. In addition, at June 30, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of $183 and $117, respectively, which were fully offset against net operating loss carryforwards of the the respective subsidiaries. At December 31, 2013, the Company had a liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of $93, which was fully offset against net operating loss carryforwards of this subsidiary.

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

The following table summarizes the total equity-based compensation expense recognized for all ISOs, restricted stock and stock bonus awards:

	Quarter Ended, June 30		Six Months Ended, June 30
	2014	2013	2014	2013
Equity-based compensation expense recognized:
ISOs	$159	$161	$319	$257
Restricted stock	94	39	177	54
Stock bonus awards	—	—	197	—

Total equity-based compensation expense before income taxes	$253	$200	$693	$311
Benefit for income taxes*	—	—	—	—

Total equity-based compensation expense net of income taxes	$253	$200	$693	$311

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on a full valuation allowance against net deferred tax assets. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $85 and $234 for the quarter and six months ended June 30, 2014, respectively, and $34 and $51 for the quarter and six months ended June 30, 2013, respectively.

At June 30, 2014, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,000 for ISOs and $823 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.9 years.

The activity for ISOs for the six months ended June 30, 2014, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs granted	—	$—	$—
ISOs exercised	(17,696)	$18.00	$11.03
ISOs forfeited	(1,667)	$—	$—

Outstanding at June 30, 2014	153,970	$18.00	$11.03

ISOs exercisable	40,637	$18.00	$11.03
ISOs expected to vest	104,975	$18.00	$11.03

At June 30, 2014, the aggregate intrinsic value of ISOs exercisable and ISOs expected to vest was approximately $879 and $2,270, respectively. The weighted average remaining contractual term of ISOs both exercisable and expected to vest at June 30, 2014, was approximately 8.6 years. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no exercises during the quarter ended June 30, 2014, or the quarter or six months ended June 30, 2013.

The activity for restricted stock awards for the six months ended June 30, 2014, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	20,000	$23.26
Restricted shares granted	12,500	$53.28
Restricted shares vested*	(6,666)	$23.26
Restricted shares forfeited	—	$—

Outstanding at June 30, 2014	25,834	$37.78

Restricted shares expected to vest	25,834	$37.78

*	Restricted shares vesting during the six months ended June 30, 2014, had a fair value of approximately $282.

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	June 30, 2014	December 31, 2013
Accrued expenses and other current liabilities:
MAM contingent consideration	3	$—	$—

Other noncurrent liabilities
MAM contingent consideration	3	$180	$—

The fair value of contingent consideration associated with the MAM acquisition is determined by using certain forecasts of future profitability of MAM (an unobservable input). The valuation technique utilized by the Company with respect to this instrument is a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision. Future expected payments have been discounted using a market interest rate assumption.

Terms of the earn-out provision require minimum achievement of revenues and gross profit for the year ended December 31 as follows:

	2014*	2015
Revenue	$2,490	$3,500
Gross profit	$623	$875

*	For 2014, targets are representative of revenues and gross profit for the period from the date of acquisition (March 3, 2014) through December 31, 2014.

During the quarter ended June 30, 2014, the Company recorded changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately $197 (a reduction to accrued expenses and other current liabilities of approximately $200 and an increase to other noncurrent liabilities of $3), with a corresponding credit recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the period are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014, and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$377	$—	$—	$—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	377	—
Settlements	—	—	—	—
Realized (gains) losses	(200)	—	(200)	—
Unrealized (gains) losses	3	—	3	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$180	$—	$180	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$56,012	$56,012	$98,445	$98,445
Current portion of long-term debt	$130	$130	$127	$127
Current portion of capital and financing leases	$515	$515	$549	$549
Long-term debt - net of current portion	$2,017	$2,077	$2,082	$1,666
Capital and financing leases - net of current portion	$320	$320	$475	$475

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

Note 11. Customer Concentrations

During the quarter and six months ended June 30, 2014 and 2013, the Company conducted a significant portion of its business with a limited number of customers. For the quarter and six months ended June 30, 2014, the Company’s five most significant customers represented approximately 49.3% and 34.3% of total revenue, respectively. For the quarter and six months ended June 30, 2013, the Company’s five most significant customers represented approximately 68.4% and 45.7% of total revenue, respectively. At June 30, 2014 and December 31, 2013, accounts receivable from the Company’s five most significant customers were approximately $6,929 and $5,912, respectively.

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

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to our future financial or business performance, strategies, or expectations. Forward-looking statements typically are identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” as well as similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could” and “may.”

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

In addition to items described under “Risk Factors” in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or PSCs; the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting.

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

The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy) and through March 27, 2013 (see further description below) two VIEs in which ExOne was identified as the primary beneficiary, Lone Star and TMF.

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

Business and Strategy

We are a global provider of 3D printing machines and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specifications for our customers using our installed 3D printing machines. We offer pre-production collaboration and print products for customers through our eight production service centers (“PSCs”), which are located in the United States, Germany, Italy (effective August 2014) and Japan. We build 3D printing machines at our facilities in the United States and Germany, and supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

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

As our infrastructure continues to grow, we intend to maintain our strategic focus on opening additional PSCs in order to broaden our potential global customer base and to expand our 3D printing capability in an increasing variety of industrial materials. Our growth strategy focuses on growing our current global PSCs in order to print more products for our existing customers and gain new customers. We also plan to locate additional new PSCs in major industrial centers near existing and potential customers.

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

Recent Developments

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

On May 5, 2014, we announced that ExMAL qualified Nickel-based alloy 625, which represents our first single metal alloy for 3D printing industrial applications at more than 99 percent density utilizing our binder jetting technology. Nickel-based alloy 625 is commonly used for components in the aerospace, chemical and energy markets, with applications including gas turbine blade, filtration and separation, heat exchanger and molding processes. The metal is desirable due to its oxidation and corrosion-resistant qualities, and its ability to retain its strength even when subjected to extreme environments such as high pressure or wide temperature ranges. Nickel-based alloy 625 has been qualified for use on our M-Flex and X1-Lab 3D printing machine platforms.

On June 19, 2014, we announced the planned opening of a new combined PSC and 3D printing machine sales center in the Lombardy region of Italy on or about August 1, 2014. The location, consisting of an approximately 3,300 square foot leased facility, was selected due to its close proximity to foundries and operations supporting the aviation, automotive and other industries around Milan, Torino and Venetia. The ExOne Italy PSC will initially operate with one each of our S-Max and S-Print 3D printing machines, with the S-Print unit utilizing our phenolic binder solution which is especially conducive to challenges faced by our aviation, automotive, hydraulic/heavy equipment and pump industry customers.

Results of Operations

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended June 30, 2014, was $4,665, or $0.32 per basic and diluted share, compared with a net loss attributable to ExOne of $1,120, or $0.08 per basic and diluted share, for the quarter ended June 30, 2013. Net loss attributable to ExOne for the six months ended June 30, 2014, was $10,192, or $0.71 per basic and diluted share, compared with a net loss attributable to ExOne of $3,034, or $0.27 per basic and diluted share, for the six months ended June 30, 2013.

The increase in our net loss for both periods was principally due to (i) a decrease in our gross profit, principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, and costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network and (ii) higher operating expenses attributed mostly to personnel costs associated with an increased headcount (including salaries and related benefits) and additional research and development spending (related to material qualification activities and 3D printing machine development). Refer to the sections below for further description of these changes.

Revenue

The following table summarizes revenue by product line for each of the quarter and six months periods ended June 30:

	Quarter Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
3D printing machines and micromachinery	$5,959	53.2%	$5,798	62.8%	$8,398	45.4%	$10,053	58.6%
3D printed products, materials and other services	5,242	46.8%	3,432	37.2%	10,088	54.6%	7,111	41.4%

	$11,201	100.0%	$9,230	100.0%	$18,486	100.0%	$17,164	100.0%

Revenue for the quarter ended June 30, 2014, was $11,201 compared with revenue of $9,230 for the quarter ended June 30, 2013, an increase of $1,971, or 21.4%. This increase was principally due to (i) a net increase in revenues associated with 3D printing machines and micromachinery for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013, as a result of a higher volume of unit sales, offset by an unfavorable mix of machines sold and (ii) an increase in revenue from 3D printed products, materials and other services driven by (i) revenues derived from ExCast-related activities during the quarter ended June 30, 2014, (ii) an overall continued increase in customer acceptance of our additive manufacturing technologies, resulting in higher PSC volumes, (iii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate material and service revenues) and (iv) revenues attributable to MAM and MWT (both acquired in March 2014).

The following table summarizes the significant components of the change in revenue by product line for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2014:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Quarter Ended June 30, 2013	$5,798	$3,432	$9,230
Change in revenue attributed to:
Volume	2,696	1,732	4,428
Pricing and sales mix	(2,738)	—	(2,738)
Foreign currency	203	78	281

	161	1,810	1,971

Quarter Ended June 30, 2014	$5,959	$5,242	$11,201

Revenue for the six months ended June 30, 2014, was $18,486 compared with revenue of $17,164 for the six months ended June 30, 2013, an increase of $1,322, or 7.7%. This increase was principally due to an increase in revenue from 3D printed products, materials and other services driven by (i) revenues derived from ExCast-related activities during the six months ended June 30, 2014, (ii) an overall continued increase in customer acceptance of our additive manufacturing technologies, resulting in higher PSC volumes, (iii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate material and service revenues) and (iv) revenues attributable to MAM and MWT (both acquired in March 2014). Offsetting this increase were lower revenues from 3D printing machines and micromachinery principally as a result of an unfavorable mix of machines sold compared to the prior year.

The following table summarizes the significant components of the change in revenue by product line for the six months ended June 30, 2013, compared to the six months ended June 30, 2014:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total
Six Months Ended June 30, 2013	$10,053	$7,111	$17,164
Change in revenue attributed to:
Volume	—	2,900	2,900
Pricing and sales mix	(1,814)	—	(1,814)
Foreign currency	159	77	236

	(1,655)	2,977	1,322

Six Months Ended June 30, 2014	$8,398	$10,088	$18,486

The following table summarizes 3D printing machines sold by type for each of the quarter and six month periods ended June 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of 3D printing machines and micromachinery by type):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Machine units sold:
S-Max	3	4	4	6
S-Print	1	—	1	1
S-15	—	—	1	—
M-Flex	1	—	2	—
X1-Lab	1	—	1	1
Micromachinery	—	—	—	1

	6	4	9	9

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 30, 2014, was $8,705 compared with cost of sales of $5,049 for the quarter ended June 30, 2013, an increase of $3,656, or 72.4%. Cost of sales as a percentage of revenue was 77.7% for the quarter ended June 30, 2014, compared with 54.7% for the quarter ended June 30, 2013, an increase of 23.0%.

Gross profit for the quarter ended June 30, 2014, was $2,496 compared with gross profit of $4,181 for the quarter ended June 30, 2013, a decrease of $1,685, or 40.3%. Gross profit percentage was 22.3% for the quarter ended June 30, 2014, compared with 45.3% for the quarter ended June 30, 2013, a decrease of 23.0%. This decrease was principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, and costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network.

Cost of sales for the six months ended June 30, 2014, was $14,371 compared with cost of sales of $10,145 for the six months ended June 30, 2013, an increase of $4,226, or 41.7%. Cost of sales as a percentage of revenue was 77.7% for the six months ended June 30, 2014, compared with 59.1% for the six months ended June 30, 2013, an increase of 18.6%.

Gross profit for the six months ended June 30, 2014, was $4,115 compared with gross profit of $7,019 for the six months ended June 30, 2013, a decrease of $2,904, or 41.4%. Gross profit percentage was 22.3% for the six months ended June 30, 2014, compared with 40.9% for the six months ended June 30, 2013, a decrease of 18.6%. This decrease was principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, and costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network.

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarter and six months periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$1,909	$1,276	$3,753	$2,132
Selling, general and administrative	5,267	3,908	10,468	7,476

	$7,176	$5,184	$14,221	$9,608

Operating expenses for the quarter ended June 30, 2014, were $7,176 compared with operating expenses of $5,184 for the quarter ended June 30, 2013, an increase of $1,992, or 38.4%. Operating expenses as a percentage of revenue were 64.1% for the quarter ended June 30, 2014, compared with 56.2% for the quarter ended June 30, 2013, an increase of 7.9%.

Research and development expenses for the quarter ended June 30, 2014, were $1,909 compared with research and development expenses of $1,276 for the quarter ended June 30, 2013, an increase of $633, or 49.6%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount, materials usage and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology for both direct (metal) and indirect (sand) printing.

Selling, general and administrative expenses for the quarter ended June 30, 2014, were $5,267 compared with selling, general and administrative expenses of $3,908 for the quarter ended June 30, 2013, an increase of $1,359, or 34.8%. This increase was principally due to personnel costs associated with an increased headcount (including salaries and related benefits) and other growth-related expenses (consulting and professional fees) as well as the impact of the MAM and MWT acquisitions (acquired in March 2014). These increases were offset by the change in fair value of contingent consideration associated with the MAM acquisition recorded during the quarter ended June 30, 2014.

Operating expenses for the six months ended June 30, 2014, were $14,221 compared with operating expenses of $9,608 for the six months ended June 30, 2013, an increase of $4,613, or 48.0%. Operating expenses as a percentage of revenue were 76.9% for the six months ended June 30, 2014, compared with 56.0% for the six months ended June 30, 2013, an increase of 20.9%.

Research and development expenses for the six months ended June 30, 2014, were $3,753 compared with research and development expenses of $2,132 for the six months ended June 30, 2013, an increase of $1,621, or 76.0%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount, materials usage and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology for both direct (metal) and indirect (sand) printing.

Selling, general and administrative expenses for the six months ended June 30, 2014, were $10,468 compared with selling, general and administrative expenses of $7,476 for the six months ended June 30, 2013, an increase of $2,992, or 40.0%. This increase was principally due to (i) personnel costs associated with an increased headcount (including salaries and related benefits) and other growth-related expenses (consulting and professional fees), (ii) an increase in equity-based compensation expense, (iii) expenses associated with merger and acquisition related activities, (iv) the impact of the MAM and MWT acquisitions (acquired in March 2014). These increases were offset by the change in fair value of contingent consideration associated with the MAM acquisition recorded during the quarter ended June 30, 2014.

Interest Expense

Interest expense for the quarter ended June 30, 2014, was $45 compared with interest expense of $50 for the quarter ended June 30, 2013, a decrease of $5, or 10.0%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013.

Interest expense for the six months ended June 30, 2014, was $74 compared with interest expense of $280 for the six months ended June 30, 2013, a decrease of $206, or 73.6%. This decrease was principally due to a lower average outstanding debt balance for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, mostly due to (i) the retirement of the demand note payable to a member in February 2013 and (ii) the settlement of debt held by VIEs in connection with our acquisition of certain related assets of those entities in March 2013.

Other Income – Net

Other income – net for the quarter ended June 30, 2014, was $63 compared with other income – net of $5 for the quarter ended June 30, 2013, an increase of $58, or 1160.0%. Amounts for both periods consisted principally of interest income on cash deposits and other financing activity benefits.

Other income – net for the six months ended June 30, 2014, was $155 compared with other income – net of $64 for the six months ended June 30, 2013, an increase of $91, or 142.2%. Amounts for both periods consisted principally of interest income on cash deposits and other financing activity benefits.

Provision for Income Taxes

The provision for income taxes for the quarters ended June 30, 2014 and 2013, was $3 and $72, respectively. The effective tax rate for the quarters ended June 30, 2014 and 2013, was 0.0% (provision on a loss) and 6.9% (provision on a loss), respectively. For each of the quarters ended June 30, 2014 and 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

The provision for income taxes for the six months ended June 30, 2014 and 2013, was $167 and $91, respectively. The effective tax rate for the six months ended June 30, 2014 and 2013, was 1.7% (provision on a loss) and 3.2% (provision on a loss), respectively. For the six months ended June 30, 2014 and 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for the quarter or six months ended June 30, 2014, or the quarter ended June 30, 2013, following the acquisition of net assets in the related variable interest entities which was completed during the quarter ended March 31, 2013. Net income attributable to noncontrolling interests was $138 for the six months ended June 30, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

We incurred net losses of approximately $6,317, $9,688 and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $4,665 and $10,192 for the quarter and six months ended June 30, 2014, respectively. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that the unrestricted net proceeds obtained through these transactions will be sufficient to support our operations through July 1, 2015.

The following table summarizes the significant components of cash flows for each of the six month periods ended June 30 and our cash and cash equivalents balance at June 30, 2014 and December 31, 2013:

	2014	2013
Cash used for operating activities	$(18,383)	$(7,133)
Cash used for investing activities	(23,731)	(3,875)
Cash (used for) provided by financing activities	(354)	72,882
Effect of exchange rate changes on cash and cash equivalents	35	(126)

Net change in cash and cash equivalents	$(42,433)	$61,748

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$56,012	$98,445

Operating Activities

Cash used for operating activities for the six months ended June 30, 2014, was $18,383 compared with $7,133 for the six months ended June 30, 2013. The increase of $11,250, or 157.7%, was mostly attributed to an increase in our net loss less depreciation and amortization, equity-based compensation and changes in fair value of contingent consideration of $6,605 mostly due to lower gross profits for the period and increases in operating expenses (see further description above). In addition, net changes in assets and liabilities were impacted by (i) a decrease in inflows related to accounts receivable from customers based on the timing of payment and lower selling volume for the end of 2013 compared to the end of 2012, (ii) an increase in outflows associated with inventories (as a result of increases in global machine manufacturing activities including preparation for the Company’s transition from its Augsburg, Germany facilities to its new Gersthofen, Germany facility (expected in the fourth quarter), (iii) a decrease in outflows associated with prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities based on the volume and magnitude of purchasing activities and the timing of payments to vendors and (iv) an increase in inflows associated with deferred revenue and customer prepayments based on the timing of receipt of deposits from customers and the delivery of products or services to customers.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2014, was $23,731 compared with $3,875 for the six months ended June 30, 2013. The increase of $19,856, or 512.4%, was primarily attributed to increased capital expenditures in 2014, mostly due to spending associated with (i) the expansion of our facilities in Germany to increase our 3D printing machine manufacturing, PSC and other administrative facilities located there, (ii) cash paid for acquisitions (MAM and MWT) and (iii) the acquisition of the land and building associated with our Japanese subsidiary.

Our remaining 2014 capital expenditures plan includes (i) completion of our new multi-use facility in Germany, (ii) an expansion of our existing Japanese facilities, (iii) an expansion and further investment in our facilities in the United States (including our planned facility expansion for our direct metal printing operations in North Huntingdon, Pennsylvania), including capital expenditures associated with our materials qualification activities (ExMAL), (iv) an increase in our global installed base of 3D printing machines and related equipment for our PSC network, (v) deployment of a global ERP system to support our business activities, and (vi) additional sustaining capital expenditures. Total capital expenditures ranging from approximately $31,000 to $34,000 are expected for 2014 (including costs incurred through the six months ended June 30, 2014).

Financing Activities

Cash used for financing activities for the six months ended June 30, 2014, was $354 compared with cash provided by financing activities of $72,882 for the six months ended June 30, 2013.

The principal use of cash for the six months ended June 30, 2014, was $672 associated with principal payments on outstanding debt (including the payoff of debt assumed in connection with the MAM acquisition) and financing leases offset by $318 in cash proceeds from the exercise of employee stock options.

The principal source of cash for the six months ended June 30, 2013, was net proceeds from our initial public offering of $91,083. Offsetting this source of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on our German line of credit, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $7,332 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013, and settlement of our financing lease obligation with a related party for a cash payment of approximately $1,372 during the quarter ended June 30, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, refer to Note 4 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with intercompany receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the consolidated balance sheet.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 61.7% and 63.8% of our consolidated revenue was derived from transactions outside the United States for the quarters ended June 30, 2014 and 2013, respectively. Approximately 59.0% and 65.0% of our consolidated revenue was derived from transactions outside the United States for the six months ended June 30, 2014 and 2013, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and six months ended June 30, 2014, would result in an increase (decrease) in revenue of approximately $700 and $1,100, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At June 30, 2014, we held approximately $56,012 in cash and cash equivalents, of which, approximately $53,075 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2014, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 20, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter and six months ended June 30, 2014, with the oversight of senior management and our audit committee, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including (i) enhancing our global accounting and reporting process by redesigning and strengthening the operating effectiveness of internal controls over financial reporting, (ii) evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information and (iii) adding financial personnel with adequate knowledge and experience in GAAP.

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

On August 1, 2013, ExOne Property GmbH entered into an agreement with the Municipality of Gersthofen, Germany to purchase certain real property from the Municipality. We paid approximately $4.1 million (€3.1 million) of the net proceeds from the IPO to acquire this property.

On August 14, 2013, ExOne Property GmbH entered into a construction services contract with a turnkey provider of construction services for the design and construction of a new manufacturing facility to be located in the Municipality of Gersthofen, Germany. Through June 30, 2014, we have used approximately $17.4 million (€12.8 million) of net proceeds from the IPO to fund this project.

On August 15, 2013, we entered into a purchase agreement for approximately one acre of land and a 17,240 square foot manufacturing facility in North Las Vegas, Nevada for a total purchase price of approximately $1.4 million, using net proceeds from the IPO to finance the transaction.

On May 29, 2014, we entered into a purchase agreement for approximately 75,144 square feet of land and an 18,882 square foot manufacturing facility in Odawara-shi, Kanagawa-ken, Japan for a total purchase price of approximately $4.4 million (including associated registration and consumption taxes), using net proceeds from the IPO to finance the transaction.

In addition to the amounts identified above, we have used approximately $44.8 million in net proceeds from the IPO through June 30, 2014, for general corporate purposes, principally to support working capital and our operations (including expected capital expenditures and long-term debt and capital and financing lease repayments).

We had previously disclosed in our IPO an intention to assume the liabilities of our VIEs. Other than our payment of such liabilities described above, rather than the assumption of their debt, there has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of June 30, 2014, we held the remainder of the net proceeds from the IPO (approximately $0.6 million) as cash and cash equivalents.

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

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2014

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2014

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

Exhibits and Financial Statement Schedules

(A) Exhibits:

Exhibit Number	Description	Method of Filing

2.1	Real Estate Sale and Purchase Agreement, dated as of May 29, 2014, by and between Dusty YK and ExOne KK.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 2, 2014.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.