Form 10-Q
period 2014-09-30
ExOne Co
filed 2014-11-13
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, 14,442,804 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive (Loss) Income (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$9,649	$11,621	$28,135	$28,785

Cost of sales	7,162	6,370	21,533	16,515

Gross profit	2,487	5,251	6,602	12,270

Operating expenses
Research and development	2,261	1,286	6,014	3,418
Selling, general and administrative	4,593	3,703	15,061	11,179

	6,854	4,989	21,075	14,597

(Loss) income from operations	(4,367)	262	(14,473)	(2,327)

Other (income) expense
Interest expense	32	46	106	326
Other (income) expense - net	(55)	1	(210)	(63)

	(23)	47	(104)	263

(Loss) income before income taxes	(4,344)	215	(14,369)	(2,590)

Provision for income taxes	107	439	274	530

Net loss	(4,451)	(224)	(14,643)	(3,120)

Less: Net income attributable to noncontrolling interests	—	—	—	138

Net loss attributable to ExOne	$(4,451)	$(224)	$(14,643)	$(3,258)

Net loss attributable to ExOne per common share:
Basic	$(0.31)	$(0.02)	$(1.02)	$(0.28)
Diluted	$(0.31)	$(0.02)	$(1.02)	$(0.28)

Comprehensive (loss) income:
Net loss	$(4,451)	$(224)	$(14,643)	$(3,258)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,656)	470	(4,838)	(287)

Comprehensive (loss) income	(9,107)	246	(19,481)	(3,545)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Comprehensive (loss) income attributable to ExOne	$(9,107)	$246	$(19,481)	$(3,545)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45,206	$98,445
Accounts receivable - net of allowance of $202 (2014) and $63 (2013)	14,178	9,042
Inventories - net	18,161	12,764
Prepaid expenses and other current assets	3,049	3,297

Total current assets	80,594	123,548

Property and equipment - net	52,968	32,772
Goodwill	6,820	—
Other noncurrent assets	954	2,115

Total assets	$141,336	$158,435

Liabilities
Current liabilities:
Current portion of long-term debt	$131	$127
Current portion of capital and financing leases	427	549
Accounts payable	3,038	1,748
Accrued expenses and other current liabilities	5,590	5,394
Deferred revenue and customer prepayments	1,179	916

Total current liabilities	10,365	8,734

Long-term debt - net of current portion	1,983	2,082
Capital and financing leases - net of current portion	232	475
Other noncurrent liabilities	276	444

Total liabilities	12,856	11,735

Contingencies and commitments

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,416,970 (2014) and 14,387,608 (2013) shares issued and outstanding	144	144
Additional paid-in capital	154,624	153,363
Accumulated deficit	(21,098)	(6,455)
Accumulated other comprehensive loss	(5,190)	(352)

Total stockholders’ equity	128,480	146,700

Total liabilities and stockholders’ equity	$141,336	$158,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(14,643)	$(3,120)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	2,583	1,685
Equity-based compensation	943	511
Provision for bad debts	145	72
Changes in fair value of contingent consideration	(194)	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Increase in accounts receivable	(4,411)	(268)
Increase in inventories	(9,328)	(6,128)
Decrease (increase) in prepaid expenses and other assets	257	(2,723)
Increase (decrease) in accounts payable	603	(75)
(Decrease) increase in accrued expenses and other liabilities	(846)	187
Increase (decrease) in deferred revenue and customer prepayments	296	(3,592)

Cash used for operating activities	(24,595)	(13,451)

Investing activities
Capital expenditures	(18,586)	(9,822)
Acquisitions, net of cash acquired of $201	(9,230)	—
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	—	(2,327)

Cash used for investing activities	(27,816)	(12,149)

Financing activities
Net proceeds from issuance of common stock - initial public offering	—	91,083
Net proceeds from issuance of common stock - secondary public offering	—	65,201
Proceeds from exercise of employee stock options	318	—
Net change in line of credit borrowings	—	(528)
Net change in demand note payable to member	—	(9,885)
Payments on long-term debt	(433)	(5,457)
Payments on capital and financing leases	(411)	(2,031)
Payment of preferred stock dividends	—	(456)

Cash (used for) provided by financing activities	(526)	137,927

Effect of exchange rate changes on cash and cash equivalents	(302)	15

Net change in cash and cash equivalents	(53,239)	112,342
Cash and cash equivalents at beginning of period	98,445	2,802

Cash and cash equivalents at end of period	$45,206	$115,144

Supplemental disclosure of noncash investing and financing activities
Net assets acquired through acquisitions, net of cash acquired of $201	$9,685	$—

Noncash consideration for acquisitions	$(455)	$—

Property and equipment included in accounts payable	$682	$—

Property and equipment acquired through financing arrangements	$89	$282

Transfer of inventories to property and equipment for internal use	$3,935	$3,338

Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$332	$261

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$—	$1,219

Noncash effect of Reorganization of The Ex One Company, LLC with and into The ExOne Company	$—	$(2,371)

Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$—	$(397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Unaudited)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units	Common units	Members’ deficit	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total members’ / stockholders’ equity
Balance at December 31, 2012	$18,984	$10,000	$(31,355)	$—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(10,000)	31,355	190	58	(2,619)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	(190)	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	55	90,316	—	—	—	90,371
Secondary public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	11	64,937	—	—	—	64,948
Net loss	—	—	—	—	—	—	(3,258)	—	138	(3,120)
Other comprehensive loss	—	—	—	—	—	—	—	(287)	—	(287)
Equity-based compensation	—	—	—	—	—	511	—	—	—	511
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at September 30, 2013	$—	$—	$—	$—	$144	$153,163	$(3,258)	$(461)	$—	$149,588

Balance at December 31, 2013	$—	$—	$—	$—	$144	$153,363	$(6,455)	$(352)	$—	$146,700
Net loss	—	—	—	—	—	—	(14,643)	—	—	(14,643)
Other comprehensive loss	—	—	—	—	—	—	—	(4,838)	—	(4,838)
Equity-based compensation	—	—	—	—	—	943	—	—	—	943
Common stock issued from equity incentive plan	—	—	—	—	—	318	—	—	—	318

Balance at September 30, 2014	$—	$—	$—	$—	$144	$154,624	$(21,098)	$(5,190)	$—	$128,480

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

Liquidity

The Company has incurred net losses of approximately $6,317, $9,688, and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $4,451 and $14,643 for the quarter and nine months ended September 30, 2014, respectively. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the unrestricted net proceeds obtained through these transactions will be sufficient to support the Company’s operations through November 14, 2015.

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

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company on December 31, 2016. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements of the Company in a given reporting period.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended September 30,		Nine Months Ended September 30,
Foreign currency translation adjustments	2014	2013	2014	2013
Balance at beginning of period	$(534)	$(931)	$(352)	$(174)
Other comprehensive (loss) income	(4,656)	470	(4,838)	(287)

Balance at end of period	$(5,190)	$(461)	$(5,190)	$(461)

Foreign currency translation adjustments consist of (i) the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (US Dollar) and (ii) intercompany transactions between subsidiaries for which settlement is not planned or anticipated.

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

The weighted average shares outstanding for the quarter and nine months ended September 30, 2013, include (i) the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, (iii) the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013, and (iv) the issuance of 1,106,000 common shares in connection with the commencement of the secondary public offering of the Company on September 9, 2013. The weighted average shares outstanding for the quarter and nine months ended September 30, 2014, additionally include (i) the annual vesting of 10,000 shares of restricted stock on March 11, 2014, (ii) the issuance of 5,000 shares of common stock to the independent members of the Board of Directors in the form of a stock bonus award on March 20, 2014 and (iii) the issuance of 17,696 shares of common stock during the nine months ended September 30, 2014, as a result of employee exercises of incentive stock options.

As ExOne incurred a net loss during each of the quarters and nine months ended September 30, 2014 and 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (153,970 – 2014 and 175,000 – 2013) and unvested restricted stock issued (25,834 – 2014 and 20,000 – 2013), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to ExOne	$(4,451)	$(224)	$(14,643)	$(3,258)
Less: Preferred stock dividends declared	—	—	—	(152)

Net loss available to ExOne common shareholders	$(4,451)	$(224)	$(14,643)	$(3,410)

Weighted average shares outstanding (basic and diluted)	14,416,970	13,534,065	14,408,871	12,316,096

Net loss attributable to ExOne per common share:
Basic	$(0.31)	$(0.02)	$(1.02)	$(0.28)
Diluted	$(0.31)	$(0.02)	$(1.02)	$(0.28)

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

During the quarter and nine months ended September 30, 2014, the Company recorded measurement period adjustments associated with revisions to initial estimates of net working capital (accounts receivable, inventories and accounts payable) of approximately $9 (increase to net working capital) and $41 (decrease to net working capital), respectively, resulting in a corresponding (decrease) increase to goodwill. The Company expects to complete its purchase accounting exercise by the end of 2014.

Immediately following the completion of the MAM acquisition, the Company elected to repay all of the long-term debt assumed as part of the transaction. Prepayment penalties associated with this repayment were not significant and no gain or loss was recorded by the Company.

The Company incurred total acquisition-related expenses of approximately $88 in connection with the MAM acquisition, of which $76 was recognized by the Company during the nine months ended September 30, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive (loss) income.

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

During the quarter and nine months ended September 30, 2014, the Company recorded measurement period adjustments associated with revisions to initial estimates of net working capital (inventories and accounts payable) of approximately $46 (decrease to net working capital) and $52 (decrease to net working capital), respectively, resulting in a corresponding increase to goodwill during the period. In addition, the Company is in the process of evaluating the MWT acquisition for identification of intangible assets in finalizing its purchase price allocation. The Company expects to complete its purchase accounting exercise by the end of 2014.

The Company incurred total acquisition-related expenses of approximately $143 in connection with the MWT acquisition, of which $138 was recognized by the Company during the nine months ended September 30, 2014 (the remainder recognized during the year ended December 31, 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive (loss) income.

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

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of a reporting unit to its carrying value, including goodwill (step 1). The Company plans to use both the market approach and income approach to estimate the fair value of its reporting unit when testing for impairment. The market approach includes consideration of (i) current trading multiples of comparable entities, (ii) market pricing from comparable merger and acquisition transactions and (iii) the Company’s existing market capitalization along with consideration of a control premium (as a single reporting unit entity). The income approach includes consideration of present value techniques, principally the use of a discounted cash flow model. The development of fair value under both approaches requires the use of significant assumptions and estimates by management.

In the event the estimated fair value of a reporting unit is less than the carrying value (step 1), additional analysis would be required (step 2). The additional analysis (step 2) would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations.

The Company plans to complete its initial annual test of impairment related to goodwill during its fourth fiscal quarter absent indicators (a trigger event) requiring an earlier test to be performed. There were no such indicators identified during the quarter or nine months ended September 30, 2014.

The following table details the changes in the carrying value of goodwill:

Balance at December 31, 2013	$—
Acquisition of businesses	7,196
Foreign currency translation adjustments	(376)

Balance at September 30, 2014	$6,820

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs within the condensed statement of consolidated operations and comprehensive (loss) income. Changes in the fair value of contingent consideration obligations can result from adjustments to (i) forecast revenues, profitability or a combination thereto or (ii) discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

During the quarter and nine months ended September 30, 2014, the Company recorded changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately $3 (an increase to other noncurrent liabilities) and $194 (a reduction to accrued expenses and other current liabilities of approximately $200 and an increase to other noncurrent liabilities of $6), with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the quarter ended September 30, 2014 are based on the impact of discounting future cash payments on the associated liabilities. Changes in contingent consideration recorded by the Company during the nine months ended September 30, 2014 are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014, and (ii) the impact of discounting future cash payments on the associated liabilities.

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

Note 5. Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials and components	$9,849	$6,253
Work in process	7,966	5,957
Finished goods	346	554

	$18,161	$12,764

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

At September 30, 2014 and December 31, 2013, the allowance for slow-moving and obsolete inventories was approximately $731 and $750, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

Note 6. Line of Credit

The Company has a line of credit and security agreement with a German bank collateralized by certain assets of the Company for approximately $1,600 (€1,300). Of the total amount available under this facility, approximately $600 (€500) is available for short-term borrowings or cash advances (overdrafts) with the additional $1,000 (€800) available for additional bank transactions requiring security (i.e. bank guarantees, letters of credit, etc.). Interest rates were 2.33%, 6.20% and 1.75% for short-term borrowings, overdrafts and transactions requiring security, respectively, at September 30, 2014. There is no commitment fee associated with this agreement. At September 30, 2014 and December 31, 2013, there were no outstanding short-term borrowings or overdrafts on the line of credit. At September 30, 2014 and December 31, 2013, the Company had transactions guaranteed by the security agreement of approximately $1,908 (€1,504) and $982 (€713), respectively. Included in the transactions guaranteed by the security agreement at September 30, 2014, were approximately $989 (€780) requiring compensating cash balances held by the Company with the same financial institution.

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

Note 8. Income Taxes

The provision for income taxes for the quarter and nine months ended September 30, 2014 was $107 and $274, respectively. The provision for income taxes for the quarter and nine months ended September 30, 2013 was $439 and $530, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarter and nine months ended September 30, 2014 was 2.5% (provision on a loss) and 1.9% (provision on a loss), respectively. The effective tax rate for the quarter and nine months ended September 30, 2013 was 204.2% (provision on income) and 20.5% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At September 30, 2014 and December 31, 2013, the liability for uncertain tax positions was approximately $708 and $768, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. In addition, at September 30, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of approximately $260 and $94, respectively, which were fully offset against net operating loss carryforwards of the the respective subsidiaries. At December 31, 2013, the Company had a liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $93, which was fully offset against net operating loss carryforwards of this subsidiary.

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

The following table summarizes the total equity-based compensation expense recognized for all ISOs, restricted stock and stock bonus awards:

	Quarter Ended, September 30		Nine Months Ended, September 30
	2014	2013	2014	2013
Equity-based compensation expense recognized:
ISOs	$156	$161	$475	$418
Restricted stock	94	39	271	93
Stock bonus awards	—	—	197	—

Total equity-based compensation expense before income taxes	$250	$200	$943	$511
Benefit for income taxes*	—	—	—	—

Total equity-based compensation expense net of income taxes	$250	$200	$943	$511

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on a full valuation allowance against net deferred tax assets. In the absence of a full valuation allowance, the tax benefit derived from equity-based compensation would be approximately $53 and $222 for the quarter and nine months ended September 30, 2014, respectively, and $34 and $85 for the quarter and nine months ended September 30, 2013, respectively.

At September 30, 2014, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $844 for ISOs and $729 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.7 years.

The activity for ISOs for the nine months ended September 30, 2014, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs granted	—	$—	$—
ISOs exercised	(17,696)	$18.00	$11.03
ISOs forfeited	(1,667)	$—	$—

Outstanding at September 30, 2014	153,970	$18.00	$11.03

ISOs exercisable	40,637	$18.00	$11.03
ISOs expected to vest	104,975	$18.00	$11.03

At September 30, 2014, the aggregate intrinsic value of ISOs exercisable and ISOs expected to vest was approximately $117 and $303, respectively. The weighted average remaining contractual term of ISOs both exercisable and expected to vest at September 30, 2014, was approximately 8.4 years. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no other exercises during any other period in 2014 or 2013.

The activity for restricted stock awards for the nine months ended September 30, 2014, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2013	20,000	$23.26
Restricted shares granted	12,500	$53.28
Restricted shares vested*	(6,666)	$23.26
Restricted shares forfeited	—	$—

Outstanding at September 30, 2014	25,834	$37.78

Restricted shares expected to vest	25,834	$37.78

*	Restricted shares vesting during the nine months ended September 30, 2014, had a fair value of approximately $282.

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	September 30, 2014	December 31, 2013
Accrued expenses and other current liabilities:
MAM contingent consideration	3	$—	$—

Other noncurrent liabilities
MAM contingent consideration	3	$183	$—

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

During the quarter and nine months ended September 30, 2014, the Company recorded changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately $3 (an increase to other noncurrent liabilities) and $194 (a reduction to accrued expenses and other current liabilities of approximately $200 and an increase to other noncurrent liabilities of $6), with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the quarter ended September 30, 2014 are based on the impact of discounting future cash payments on the associated liabilities. Changes in contingent consideration recorded by the Company during the nine months ended September 30, 2014 are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014, and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$180	$—	$—	$—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	377	—
Settlements	—	—	—	—
Realized (gains) losses	—	—	(200)	—
Unrealized (gains) losses	3	—	6	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$183	$—	$183	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$45,206	$45,206	$98,445	$98,445
Current portion of long-term debt	$131	$131	$127	$127
Current portion of capital and financing leases	$427	$427	$549	$549
Long-term debt - net of current portion	$1,983	$2,040	$2,082	$1,666
Capital and financing leases - net of current portion	$232	$232	$475	$475

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

Note 11. Customer Concentrations

During the quarter and nine months ended September 30, 2014 and 2013, the Company conducted a significant portion of its business with a limited number of customers. For the quarter and nine months ended September 30, 2014, the Company’s five most significant customers represented approximately 43.6% and 27.2% of total revenue, respectively. For the quarter and nine months ended September 30, 2013, the Company’s five most significant customers represented approximately 60.3% and 31.4% of total revenue, respectively. At September 30, 2014 and December 31, 2013, accounts receivable from the Company’s five most significant customers were approximately $6,396 and $5,912, respectively.

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

In addition to items described under “Risk Factors” in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting.

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

Business and Strategy

We are a global provider of 3D printing machines and printed products, materials and other services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specifications for our customers using our installed 3D printing machines. We offer pre-production collaboration and print products for customers through our eight PSCs, which are located in the United States, Germany, Italy (effective August 2014) and Japan. We build 3D printing machines at our facilities in the United States and Germany, and supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

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

Our next generation 3D printing machine platforms have achieved the volumetric output rate and quality necessary to serve industrial markets on a production scale. We believe that there is an opportunity to similarly advance the pre-print and post-print processing phases of product materialization to more fully exploit the transformative power of our 3D printing machines and drive growth. These opportunities relate to both direct and indirect product materialization. For direct material production, we believe that enhancing pre-print processes, notably design optimization tools and suitable print material availability, can greatly accelerate our capture of market share in the near-term. Additionally, enhancements to post-print processing will increase the applications for printed products. Through our ExOne Materials Application Laboratory (“ExMAL”), we are developing post-print processing technologies to achieve fully dense product materialization without the need for infiltration, and we are exploring technology-sharing partnerships to further this initiative. In indirect production utilizing 3D printed molds and cores, advanced performance casting technologies can be leveraged to increase yields and reduce weight of casted products. To address the market opportunity and fill the execution gap, we have developed a suite of processes, many of which are proprietary, for producing high-quality castings through a process that we call ExCast. ExCast provides industry guidance and support through all stages of production, from computer-aided drafting at the design stage, through the 3D materialization of molds and cores, casting of the end product and rapid delivery to the end-user.

Finally, we intend to opportunistically identify and, through acquisitions, alliances and/or strategic investment, integrate and advance complementary businesses, technologies and capabilities. Our goal is to expand the functionality of our products, provide access to new customers and markets, and increase our production capacity.

Recent Developments

On March 3, 2014, ExOne Americas LLC, entered into an Asset Purchase Agreement to acquire (i) substantially all the assets of MAM, a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which the MAM business is located from Metal Links, LLC, a Michigan limited liability company. The total purchase price was approximately $4,995, which includes approximately $4,618 in cash and $377 in contingent consideration in the form of a two-year earn-out provision. The two-year earn-out provision is based on a combination of achievement of revenues and gross profit for the acquired business for which we assumed full achievement of both targets for each of the respective years on the date of acquisition. MAM will remain in its current Michigan location, complementing our nearby PSC in Troy, Michigan. This PSC focuses on advanced 3D printed cores and molds for the aerospace and shipbuilding industries. In addition, we expect to continue to serve and expand the existing MAM industrial customer base. We believe that MAM’s specialty precision machining expertise helps us address the finishing requirements for complex parts which are cast from our 3D printed cores and molds.

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

On June 19, 2014, we announced the planned opening of a new combined PSC and 3D printing machine sales center in the Lombardy region of Italy. The location, consisting of an approximately 3,300 square foot leased facility, was selected due to its close proximity to foundries and operations supporting the aviation, automotive and other industries around Milan, Turin and Venice. The ExOne Italy PSC will initially operate with one each of our S-Max and S-Print 3D printing machines, with the S-Print unit utilizing our phenolic binder solution which is especially conducive to challenges faced by our aviation, automotive, hydraulic/heavy equipment and pump industry customers. The facility opened in August 2014, with operations expected to commence in the fourth quarter.

Results of Operations

Net Loss Attributable to ExOne

Net loss attributable to ExOne for the quarter ended September 30, 2014, was $4,451, or $0.31 per basic and diluted share, compared with a net loss attributable to ExOne of $224, or $0.02 per basic and diluted share, for the quarter ended September 30, 2013. Net loss attributable to ExOne for the nine months ended September 30, 2014, was $14,643, or $1.02 per basic and diluted share, compared with a net loss attributable to ExOne of $3,258, or $0.28 per basic and diluted share, for the nine months ended September 30, 2013.

The increase in our net loss for both periods was principally due to (i) a decrease in our gross profit, principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network, and lower profitability of MAM and MWT (both acquired in 2014) as compared to our legacy operations and (ii) higher operating expenses attributed mostly to personnel costs associated with an increased headcount and additional research and development spending (related to material qualification activities and 3D printing machine development). Refer to the sections below for further description of these changes.

Revenue

The following table summarizes revenue by product line for each of the quarter and nine months periods ended September 30:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

3D printing machines and micromachinery	$4,218	43.7%	$7,767	66.8%	$12,616	44.8%	$17,820	61.9%
3D printed products, materials and other services	5,431	56.3%	3,854	33.2%	15,519	55.2%	10,965	38.1%

	$9,649	100.0%	$11,621	100.0%	$28,135	100.0%	$28,785	100.0%

Revenue for the quarter ended September 30, 2014, was $9,649 compared with revenue of $11,621 for the quarter ended September 30, 2013, a decrease of $1,972, or 17.0%. This decrease was principally due to a decrease in revenues associated with 3D printing machines and micromachinery for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013, as a result of an unfavorable mix of machines sold, offset by an increase in revenue from 3D printed products, materials and other services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate consumable material and service revenues) and (iii) revenues attributable to MAM and MWT (both acquired in March 2014).

The following table summarizes the significant components of the change in revenue by product line for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2014:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total

Quarter Ended September 30, 2013	$7,767	$3,854	$11,621
Change in revenue attributed to:
Volume	—	1,603	1,603
Pricing and sales mix	(3,549)	—	(3,549)
Foreign currency	—	(26)	(26)

	(3,549)	1,577	(1,972)

Quarter Ended September 30, 2014	$4,218	$5,431	$9,649

Revenue for the nine months ended September 30, 2014, was $28,135 compared with revenue of $28,785 for the nine months ended September 30, 2013, a decrease of $650, or 2.3%. This decrease was principally due to a decrease in revenues associated with 3D printing machines and micromachinery for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of an unfavorable mix of machines sold, offset by an increase in revenue from 3D printed products, materials and other services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in revenues derived from ExCast-related activities, (iii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate consumable material and service revenues) and (iv) revenues attributable to MAM and MWT (both acquired in March 2014).

The following table summarizes the significant components of the change in revenue by product line for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2014:

	3D printing machines and micromachinery	3D printed products, materials and other services	Total

Nine Months Ended September 30, 2013	$17,820	$10,965	$28,785
Change in revenue attributed to:
Volume	—	4,554	4,554
Pricing and sales mix	(5,371)	—	(5,371)
Foreign currency	167	—	167

	(5,204)	4,554	(650)

Nine Months Ended September 30, 2014	$12,616	$15,519	$28,135

The following table summarizes 3D printing machines sold by type for each of the quarter and nine month periods ended September 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of 3D printing machines and micromachinery by type):

	Quarter Ended September 30,		Nine Months Ended September 30,
Machine units sold:	2014	2013	2014	2013

S-Max	1	4	5	10
S-Print	—	1	1	2
S-15	—	1	1	1
M-Flex	4	1	6	1
X1-Lab	3	1	4	2
Micromachinery	—	—	—	1

	8	8	17	17

Cost of Sales and Gross Profit

Cost of sales for the quarter ended September 30, 2014, was $7,162 compared with cost of sales of $6,370 for the quarter ended September 30, 2013, an increase of $792, or 12.4%. Cost of sales as a percentage of revenue was 74.2% for the quarter ended September 30, 2014, compared with 54.8% for the quarter ended September 30, 2013.

Gross profit for the quarter ended September 30, 2014, was $2,487 compared with gross profit of $5,251 for the quarter ended September 30, 2013, a decrease of $2,764, or 52.6%. Gross profit percentage was 25.8% for the quarter ended September 30, 2014, compared with 45.2% for the quarter ended September 30, 2013. This decrease was principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network, and lower profitability of MAM and MWT (both acquired in March 2014) as compared to our legacy operations.

Cost of sales for the nine months ended September 30, 2014, was $21,533 compared with cost of sales of $16,515 for the nine months ended September 30, 2013, an increase of $5,018, or 30.4%. Cost of sales as a percentage of revenue was 76.5% for the nine months ended September 30, 2014, compared with 57.4% for the nine months ended September 30, 2013.

Gross profit for the nine months ended September 30, 2014, was $6,602 compared with gross profit of $12,270 for the nine months ended September 30, 2013, a decrease of $5,668, or 46.2%. Gross profit percentage was 23.5% for the nine months ended September 30, 2014, compared with 42.6% for the nine months ended September 30, 2013. This decrease was principally as a result of an unfavorable mix of 3D printing machine and micromachinery sales versus sales of 3D printed products, materials and other services, costs incurred in connection with the development of our ExCast strategy and expansion of our PSC network, and lower profitability of MAM and MWT (both acquired in March 2014) as compared to our legacy operations.

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarter and nine month periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$2,261	$1,286	$6,014	$3,418
Selling, general and administrative	4,593	3,703	15,061	11,179

	$6,854	$4,989	$21,075	$14,597

Operating expenses for the quarter ended September 30, 2014, were $6,854 compared with operating expenses of $4,989 for the quarter ended September 30, 2013, an increase of $1,865, or 37.4%. Operating expenses as a percentage of revenue were 71.0% for the quarter ended September 30, 2014, compared with 42.9% for the quarter ended September 30, 2013.

Research and development expenses for the quarter ended September 30, 2014, were $2,261 compared with research and development expenses of $1,286 for the quarter ended September 30, 2013, an increase of $975, or 75.8%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, mostly additional research and development headcount, and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology, including new machine development, for both direct and indirect printing.

Selling, general and administrative expenses for the quarter ended September 30, 2014, were $4,593 compared with selling, general and administrative expenses of $3,703 for the quarter ended September 30, 2013, an increase of $890, or 24.0%. This increase was principally due to personnel costs associated with an increased headcount (including salaries, related benefits and equity-based compensation) and other growth-related expenses (consulting and professional fees, including costs associated with our German facility transition and our global enterprise resource planning (“ERP”) system deployment) as well as the impact of the MAM and MWT acquisitions (acquired in March 2014), offset by a decrease in selling expenses, primarily a commission associated with a sale by an independent sales representative during the quarter ended September 30, 2013.

Operating expenses for the nine months ended September 30, 2014, were $21,075 compared with operating expenses of $14,597 for the nine months ended September 30, 2013, an increase of $6,478, or 44.4%. Operating expenses as a percentage of revenue were 74.9% for the nine months ended September 30, 2014, compared with 50.7% for the nine months ended September 30, 2013.

Research and development expenses for the nine months ended September 30, 2014, were $6,014 compared with research and development expenses of $3,418 for the nine months ended September 30, 2013, an increase of $2,596, or 76.0%. This increase was primarily due to (i) increased costs associated with our materials qualification activities, including additional research and development headcount, materials usage, professional fees and facilities costs associated with our new materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine and micromachinery technology, including new machine development, for both direct and indirect printing.

Selling, general and administrative expenses for the nine months ended September 30, 2014, were $15,061 compared with selling, general and administrative expenses of $11,179 for the nine months ended September 30, 2013, an increase of $3,882, or 34.7%. This increase was principally due to (i) personnel costs associated with an increased headcount (including salaries, related benefits, travel expenses and equity-based compensation), other growth-related expenses (consulting and professional fees) and higher selling expenses (mostly related to increased trade show activities), (ii) expenses associated with merger and acquisition related activities, and (iii) the impact of the MAM and MWT acquisitions (acquired in March 2014). These increases were offset by the change in fair value of contingent consideration associated with the MAM acquisition recorded during the quarter ended June 30, 2014.

Interest Expense

Interest expense for the quarter ended September 30, 2014, was $32 compared with interest expense of $46 for the quarter ended September 30, 2013, a decrease of $14, or 30.4%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013.

Interest expense for the nine months ended September 30, 2014, was $106 compared with interest expense of $326 for the nine months ended September 30, 2013, a decrease of $220, or 67.5%. This decrease was principally due to a lower average outstanding debt balance for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, mostly due to (i) the retirement of the demand note payable to a member in February 2013 and (ii) the settlement of debt held by VIEs in connection with our acquisition of certain related assets of those entities in March 2013.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended September 30, 2014, was ($55) compared with other (income) expense – net of $1 for the quarter ended September 30, 2013, an increase of $56, or 560.0%. Amounts for both periods consisted principally of interest income on cash deposits and other financing activity benefits.

Other (income) expense – net for the nine months ended September 30, 2014, was ($210) compared with other (income) expense – net of ($63) for the nine months ended September 30, 2013, an increase of $147, or 233.3%. Amounts for both periods consisted principally of interest income on cash deposits and other financing activity benefits.

Provision for Income Taxes

The provision for income taxes for the quarters ended September 30, 2014 and 2013, was $107 and $439, respectively. The effective tax rate for the quarters ended September 30, 2014 and 2013, was 2.5% (provision on a loss) and 204.2% (provision on income), respectively. For each of the quarters ended September 30, 2014 and 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

The provision for income taxes for the nine months ended September 30, 2014 and 2013, was $274 and $530, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013, was 1.9% (provision on a loss) and 20.5% (provision on a loss), respectively. For the nine months ended September 30, 2014 and 2013, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for the quarter or nine months ended September 30, 2014, or the quarter ended September 30, 2013, following the acquisition of net assets in the related variable interest entities which was completed during the quarter ended March 31, 2013. Net income attributable to noncontrolling interests was $138 for the nine months ended September 30, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

We incurred net losses of approximately $6,317, $9,688 and $7,617 for the years ended December 31, 2013, 2012 and 2011, respectively. As shown in the accompanying condensed consolidated financial statements we incurred a net loss of approximately $4,451 and $14,643 for the quarter and nine months ended September 30, 2014, respectively. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that the unrestricted net proceeds obtained through these transactions will be sufficient to support our operations through November 14, 2015.

The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30 and our cash and cash equivalents balance at September 30, 2014 and December 31, 2013:

	2014	2013

Cash used for operating activities	$(24,595)	$(13,451)
Cash used for investing activities	(27,816)	(12,149)
Cash (used for) provided by financing activities	(526)	137,927
Effect of exchange rate changes on cash and cash equivalents	(302)	15

Net change in cash and cash equivalents	$(53,239)	$112,342

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$45,206	$98,445

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2014, was $24,595 compared with $13,451 for the nine months ended September 30, 2013. The increase of $11,144, or 82.8%, was mostly attributed to an increase in our net loss less depreciation and amortization, equity-based compensation, provision for bad debts and changes in fair value of contingent consideration of $10,314 mostly due to lower gross profits for the period and increases in operating expenses (see further description above). In addition, net changes in assets and liabilities were impacted by (i) a decrease in inflows related to accounts receivable from customers based on the timing of payment and lower selling volume for the end of 2013 compared to the end of 2012, (ii) an increase in outflows associated with inventories (as a result of increases in global machine manufacturing activities including preparation for the Company’s transition from its Augsburg, Germany facilities to its new Gersthofen, Germany facility (expected in the fourth quarter), (iii) a decrease in outflows associated with prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities based on the volume and magnitude of purchasing activities and the timing of payments to vendors and (iv) an increase in inflows associated with deferred revenue and customer prepayments based on the timing of receipt of deposits from customers and the delivery of products or services to customers.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2014, was $27,816 compared with $12,149 for the nine months ended September 30, 2013. The increase of $15,667, or 129.0%, was primarily attributed to increased capital expenditures, mostly due to spending associated with (i) the expansion of our facilities in Germany to increase our 3D printing machine manufacturing, PSC and other administrative facilities located there and (ii) the acquisition of the land and building associated with our Japanese subsidiary and cash paid for acquisitions (MAM and MWT).

Our remaining 2014 capital expenditures plan includes (i) completion of our new multi-use facility in Germany, (ii) an expansion and further investment in our facilities in the United States (including our planned facility expansion for our direct printing operations in North Huntingdon, Pennsylvania and research and development facilities in St. Clairsville, Ohio), (iii) an increase in our global installed base of 3D printing machines and related equipment for our PSC network, (iv) spending associated with the enhancement and upgrade of our global ERP systems to support our business activities, and (v) additional sustaining capital expenditures. Total capital expenditures ranging from approximately $25,000 to $27,000 are expected for 2014 (including costs incurred through the nine months ended September 30, 2014).

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2014, was $526 compared with cash provided by financing activities of $137,927 for the nine months ended September 30, 2013.

The principal use of cash for the nine months ended September 30, 2014, was $844 associated with principal payments on outstanding debt (including the payoff of debt assumed in connection with the MAM acquisition) and financing leases offset by $318 in cash proceeds from the exercise of employee stock options.

The principal sources of cash for the nine months ended September 30, 2013, were net proceeds from our initial public offering of $91,083 and our secondary public offering of $65,201. Offsetting these sources of cash were outflows of (i) $528 associated with the repayment of amounts outstanding on our German line of credit, (ii) $9,885 associated with the repayment of amounts outstanding on the demand note payable to member (which was subsequently retired by us), (iii) $7,488 associated with the repayment of other outstanding debt and principal payments on financing leases, including repayment of all of the debt assumed from our VIEs in connection with the acquisition of net assets on March 27, 2013, and settlement of our financing lease obligation with a related party for a cash payment of approximately $1,372 during the quarter ended June 30, 2013, and (iv) $456 in preferred stock dividends paid prior to conversion of preferred stock to common stock upon closing of our initial public offering.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 34.6% and 64.3% of our consolidated revenue was derived from transactions outside the United States for the quarters ended September 30, 2014 and 2013, respectively. Approximately 50.6% and 64.7% of our consolidated revenue was derived from transactions outside the United States for the nine months ended September 30, 2014 and 2013, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and nine months ended September 30, 2014, would result in an increase (decrease) in revenue of approximately $300 and $1,400, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At September 30, 2014, we held approximately $45,206 in cash and cash equivalents, of which, approximately $41,055 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2014, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 20, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter and nine months ended September 30, 2014, with the oversight of senior management and our audit committee, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

(i)	Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes by our Director of Internal Audit and Controls (hired in June 2014), improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary.

(ii)	Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. This includes our ongoing process to enhance our global ERP systems with the goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)	Continuing to add financial personnel with adequate knowledge and experience in GAAP. In 2014, we have added several personnel with extensive GAAP experience and redesigned our reporting structure and responsibilities to enhance the review of financial information for both internal financial analysis and external financial reporting.

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

The disclosure in this item updates and supplements the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Continuing political instability in the Ukraine, sanctions against Russia, and Russia’s response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimea region of the Ukraine was annexed by Russia. In response to this annexation and subsequent hostilities aimed at the Ukraine, other nations, including the United States and the European Union, imposed evolving economic sanctions against Russia. US and European concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and named Russian nationals that have been deemed to have direct involvement in destabilizing the situation in the Ukraine, as well as imposing restrictions on trading and access to capital markets (“Russian Sanctions”). In response, Russia announced its own trading sanctions against nations that implemented or supported the Russian Sanctions, including the United States and some European Union nations.

As further described in our Annual Report on Form 10-K for the year ended December 31, 2013, one of our growth strategies is to pursue opportunities for our business in several areas of the world outside of the United States. This strategy includes pursuing opportunities in Russia through our German subsidiary, ExOne GmbH, which has sold machines to customers located in Russia in the past.

Our German subsidiary, ExOne GmbH, is subject to the Russian Sanctions, primarily those imposed by the European Union, specifically Germany, related to doing business in Russia. The Russian Sanctions may delay or prevent ExOne GmbH’s ability to collect on existing or future accounts receivable from customers in Russia, to make future sales and to service existing ExOne equipment in Russia or to sell and deliver spare parts and consumables for our machines located in Russia.

In the event that the United States’ and the European Union’s political relationships with Russia further deteriorate, it is possible that additional and even more severe sanctions could be imposed by the United States or European Union against Russia or that Russia could impose additional retaliatory measures in response to current or future Russian Sanctions. These possible additional sanctions and measures could further disrupt or prevent our ability to do any business in Russia, may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro, used in these regions.

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

On August 14, 2013, ExOne Property GmbH entered into a construction services contract with a turnkey provider of construction services for the design and construction of a new manufacturing facility to be located in the Municipality of Gersthofen, Germany. Through September 30, 2014, we used approximately $18.0 million (€13.2 million) of net proceeds from the IPO to fund this project.

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

In addition to the amounts identified above, we used approximately $44.8 million in net proceeds from the IPO through September 30, 2014, for general corporate purposes, principally to support working capital and our operations (including expected capital expenditures and long-term debt and capital and financing lease repayments).

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

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2014

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2014

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