Form 10-K
period 2014-12-31
ExOne Co
filed 2015-03-26
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates for the last business day of the registrant’s most recently completed second fiscal quarter was approximately $414.6 million.

As of March 20, 2015, 14,521,137 shares of common stock, par value $0.01 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2015 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

On January 1, 2013, The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company. We refer to this as the “Reorganization.” As a result of the Reorganization, The Ex One Company, LLC became the Company, a Delaware corporation, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of the Company and the subsidiaries of The Ex One Company, LLC became the subsidiaries of the Company. The preferred stock of the Company was converted into common stock on a 9.5 to 1 basis (1,998,275 shares of common stock) immediately prior to our initial public offering (“IPO”).

On February 6, 2013, the Company’s Registration Statement on Form S-1, as amended (File No. 333-185933) was declared effective for the Company’s IPO, pursuant to which the Company registered the offering and sale of 6,095,000 shares of our common stock at a public offering price of $18.00 per share for an aggregate offering price of $109.7 million. The IPO closed on February 12, 2013.

On September 9, 2013, we commenced a secondary public offering of 3,054,400 shares of our common stock at a price to the public of $62.00 per share, of which 1,106,000 shares were sold by us and 1,948,400 were sold by selling stockholders (including consideration of the exercise of the underwriters’ over-allotment option). The secondary offering closed on September 13, 2013.

All consolidated financial information in this report includes the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy) and through March 27, 2013 (see further description below), two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”).

All financial information for periods prior to January 1, 2013 is of The Ex One Company, LLC, our predecessor company, and its subsidiaries, and all financial information for periods prior to March 27, 2013, include TMF and Lone Star, two VIEs in which ExOne was identified as the primary beneficiary.

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

As an emerging growth company:

•

We are exempt from the requirement to obtain an attestation and report from our independent registered public accounting firm on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	We are permitted to provide less extensive disclosure about our executive compensation arrangements;

•	We are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	We have elected to use an extended transition period for complying with new or revised accounting standards.

We will continue to operate under these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some, but not all, of these reduced burdens.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

We have registrations in the United States for the following trademarks: EXONE, EXTEC, LUXCELIS, M-FLEX, ORION, PROFILEVIEW, and S MAX. We also have applications for registration pending for the following trademarks: EXCAST, EXERIAL, EXMAL, X1 ExOne Digital Part Materialization (plus design), INNOVENT, M-PRINT, S-MAX, S-MAX+, S-PRINT, X1, and X1-LAB. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in China, Europe (Community Trade Mark), and South Korea, and applications for registration pending in Brazil and Canada for that mark. We have a registration for the mark X1 pending in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have an application for registration in Germany for the trademark S-MAX. We have applications for registration pending in Europe (Community Trade Mark) for the trademarks M-FLEX, EXERIAL, and INNOVENT. We also have a registration in Canada for the trademark LUXCELIS. Additionally, in March 2014 we acquired the trade names for Machin-A-Mation Corporation (“MAM”) and MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”). This Annual Report on Form 10-K also contains trademarks, service marks and trade names’ of other companies, which are the property of their respective owners. Solely for convenience, marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these marks and trade names. Third-party marks and trade names used herein are for nominative informational purposes only and their use herein in no way constitutes or is intended to be commercial use of such names and marks. The use of such third-party names and marks in no way constitutes or should be construed to be an approval, endorsement or sponsorship of us, or our products or services, by the owners of such third-party names and marks.

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; and material weaknesses in our internal control over financial reporting.

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

PART I

Item 1. Business.

The Company

We are a global provider of three dimensional (“3D”) printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. We offer pre-production collaboration and print products for customers through our eight PSCs, which are located in the United States, Germany, Italy and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and print head speed) uniquely position us to serve the needs of industrial customers.

Our 3D printing machines use our binder jetting technology, powdered materials, chemical binding agents and integrated software to print 3D products directly from computer models by repeatedly depositing very thin layers of powdered materials and selectively placing chemical binding agents to form the printed product. One of our key industry advantages is that our machines are able to print products in materials which we believe are desired by industrial customers. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty silica sand and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing in industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials, such as titanium and tungsten carbide. We have also undertaken an analysis of safety precautions for printing reactive materials, including possible facility and machine modifications. Our current material development plan calls for the implementation of such modifications in the beginning of the third quarter of 2015. Our continued goal is to qualify an additional indirect or directly printed industrial material every six months.

We believe that we are a leader in providing 3D printing machines, 3D printed and other products, materials and services to industrial customers in the aerospace, automotive, heavy equipment, energy/oil/gas and other industries. In an effort to further solidify this position, we have (i) expanded our PSC network to eight global locations, (ii) increased capacity and upgraded technology in our production facilities in Germany, including consolidating our operations from five buildings to one multi-purpose manufacturing, research and development, sales and administrative facility, (iii) expanded our materials development initiatives, (iv) selected and are in the process of deploying an Enterprise Resource Planning (“ERP”) system to promote operational efficiency and financial controls, (v) paid off pre-existing debt, and (vi) deployed working capital to support growth.

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

We conduct a significant portion of our business with a limited number of customers. Our top five customers represented approximately 23.1%, 25.5%, and 31.7% of total revenue for 2014, 2013 and 2012, respectively. There were no customers for 2014, 2013 or 2012 that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printers are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of the revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services are high volume, but generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

The Company manages its business globally in a single operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through subsidiaries in the United States, Germany, Italy and Japan.

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corp. was purchased by another company. In 2007, we were acquired by S. Kent Rockwell through his wholly-owned company Rockwell Forest Products, Inc. On January 1, 2013, our Reorganization was completed when The Ex One Company, LLC was merged with and into a newly created Delaware corporation, which changed its name to The ExOne Company. On February 12, 2013, we completed our IPO, raising approximately $90.4 million in net proceeds after expenses to us. On September 13, 2013 we completed a secondary public offering, raising an additional $64.9 million in net proceeds after expenses to us.

The Additive Manufacturing Industry and 3D Printing

3D printing is the most common type of an emerging manufacturing technology that is broadly referred to as additive manufacturing (“AM”). In general, AM is a term used to describe a manufacturing process that produces 3D objects directly from digital or computer models through the repeated deposit of very thin layers of material. 3D printing is the process of joining materials from a digital 3D model, usually layer by layer, to make objects using a print head, nozzle, or other printing technology. The terms “AM” and “3D printing” are increasingly being used interchangeably, as the media and marketplace have popularized the term 3D printing rather than AM, which is the industry term.

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

ExOne and 3D Printing

We provide 3D printed and other products, materials and services primarily to industrial customers and other end-market users. We believe that we are an early entrant into the AM industrial products market and are one of the few providers of 3D printing solutions to industrial customers in the aerospace, automotive, heavy equipment and energy/oil/gas industries.

Our binder jetting 3D printing technology was developed over 15 years ago by researchers at MIT. Our machines build or print products from CAD by depositing successive thin layers of particles of materials such as silica sand or metal powder in a “build box.” A moveable print head passes over each layer and deposits a chemical binding agent in the selected areas where the finished product will be materialized. Each layer can be unique.

Depending on the industrial material used in printing, printed products may need post-production processing. We generally use silica sand or foundry sand for casting, both of which typically require no additional processing. Products printed in other materials, such as glass or metals, or for use in specific applications, may need varying amounts of heat treating, drying or other post-processing.

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

Our Machines. Our 3D printing machines consist of a build box that includes a machine platform and a computer processor controlling the print heads for applying layers of industrial materials and binding agents. We currently build our 3D printing machines in both Germany and the United States. Our machines are used to produce molds for castings, products for end users and prototypes. In some situations, we can make prototypes in metal rather than resin polymer, or make a part from a mold for the casting of a newly designed part, which we then cast at a qualified foundry. As a result, the prototype can be made from the same material as the final production part, which allows for more accurate testing of the prototype. We provide a broad spectrum of qualified materials for direct product materialization and are continuing to qualify additional materials for use in our printing process.

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

The bulk of our machines are used to make complex sand molds, which are used to cast these kinds of parts for several industries; although, in some cases, we make the end part directly. We intend to expand the direct part production segment of our business as we grow. In addition, as our technologies advance and our unit cost of production decreases, we believe that we can increase the type and number of products that our 3D printing machines can manufacture in a cost-effective manner, expanding our addressable market. The latest generation in our machine portfolio allows customers to engage with our binder jetting technology for industrial series production, beyond the rapid prototyping and small batch production for which our other systems are being used.

Post-Print Processing. After a product is printed, the bound and unbound powder in the build box requires curing of the chemical binding agent. In the case of molds and cores, curing generally occurs at room temperature and the printed product is complete after the binder is cured. For certain applications, a drying process (utilizing an industrial microwave or other means) may be necessary. The mold or core is then poured at a foundry, yielding the finished metal product. We have identified and work with high quality foundries, and we are exploring ways to enhance the quality of precision castings in order to drive additional demand for our molds and cores and the machine platforms that print them. In conjunction with precision foundry capabilities, we believe that our casting technology offers a number of advantages over traditional casting methods, including increased yield, weight reduction and improved thermal range.

For other materials, such as stainless steel, bronze, iron and bonded tungsten, the product needs to be sintered, or sintered and infiltrated. With sintering, the product is placed into a furnace in an inert atmosphere to sinter the bonded particles and form a strong bonded porous structure. The porous structure can be further infiltrated with another material to fill the voids. After the sintering and infiltration, the product can be polished and finished with a variety of standard industrial methods and coatings. We believe that our direct materialization capabilities enable customers to develop the ideal design for products, free of the design constraints inherent in traditional manufacturing, in the industrial metal of choice and in a more efficient manner than traditional manufacturing methods.

Customers and Sales

Educating Our Customers.

Educating our customers and raising awareness in our target markets about the many uses and benefits of our 3D printing technology is an important part of our sales process. We believe that customers who experience the efficiency gains, decreased lead-time, increased design flexibility, and decreased cost potential of 3D printing, as compared to subtractive manufacturing, are more likely to purchase our machines and be repeat customers of our products. We educate our customers on the design freedom, speed, and other benefits of 3D printing by providing printing and design services and support through our PSCs. We also seek to expose key potential users to our products through our PSCs, installed machines at customers’ locations, university programs, and sales and marketing efforts.

Production Service Centers.

We have established a network of eight PSCs in North Huntingdon, Pennsylvania; Troy, Michigan; Houston, Texas; Auburn, Washington; North Las Vegas, Nevada; Gersthofen, Germany, Desenzano del Garda, Italy; and Kanagawa, Japan. Our five PSCs located in the United States were certified to ISO 9001:2008 as

Industrial Additive Manufacturers. Through our PSCs, we provide sales and marketing and delivery of support and printing services to our customers. At our PSCs, our customers see our printing machines in operation and can evaluate their production capabilities before ordering a machine or a printed product. The PSCs are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets. As described below, placing our PSCs in strategic locations around the world is an important part of our business strategy.

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

Our Competitive Strengths

We believe that our competitive strengths include:

•

Volumetric Output Rate. We believe that our 3D printing machines provide us the highest rate of volume output per unit of time among competing AM technologies. Because of our early entrance into the industrial market for AM and our investment in our core 3D printing technology, we have been able to improve the print head speed and build box size of our machines. As a result, we have made strides in improving the output efficiency of our machines, as measured by volume output per unit of time. For example, the machine cost per cubic inch for our mid-size Flex machine is approximately 5% of the comparable machine cost of its predecessor, the R 2, assuming a constant 80% utilization rate over a five-year period. With continued advances in our core 3D printing technologies, we believe that our cost of production will continue to decline, increasing our ability to compete with subtractive manufacturing processes, particularly for complex products, effectively expanding our addressable market.

•

Printing Platform Size. The size of the build box area and the platform upon which we construct a product is important to industrial customers, who may want to either make a high number of products per job run or make an industrial product that has large dimensions and is heavy in final form. The Exerial, is one of the largest commercially available 3D printing build platforms at 3,168 liters. The Exerial is uniquely equipped with two job boxes, each 1.5 times larger than the single job box in our next largest model, the S-Max, a 1,260-liter platform machine, resulting in a total print volume of approximately 2.5 times that of the S-Max. We believe that our technology and experience give us the potential to develop large build platforms to meet the production demands of current and potential industrial customers. In addition, we have created machine platforms in various size ranges in order to cater to the varying demands of our customers. Our two largest platforms, the Exerial and Max machines, are differentiated from the machines of our competitors in their ability to print in an industrial size and scale. Our Innovent (formerly X1-Lab) size platform provides a small build box for both lab work and qualification.

•

Industrial Materials. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty silica sand and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing in industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials, such as titanium and tungsten carbide. We have also undertaken an analysis of safety precautions for printing reactive materials, including possible facility and machine modifications. Our current material development plan calls for the implementation of such modifications in the beginning of the third quarter of 2015. Our continued goal is to qualify an additional indirect or directly printed industrial material every six months.

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

•

International Presence. Since our inception, we have structured our business to cater to major international markets. We have established one or more PSCs in each of North America, Europe and Asia. Because many of our current or potential customers are global industrial companies, it is important that we have a presence in or near the areas where these companies have manufacturing facilities.

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

Our Business Strategy

The principal elements of our growth strategy include:

•

Expand the Network of Production Service Centers. Our PSCs provide a central location for customer collaboration and provide customers with a direct contact point to learn about our 3D printing technology, buy products printed by us, and purchase our machines. We plan to focus on the utilization and productivity of our existing PSC network, and to consider the appropriate global expansion to match our perceived demand for production as well as prototyping. During 2014 we expanded our PSC network through our investment in the Lombardy region of Italy. This PSC consists of an approximately 3,300 square foot leased facility and utilizes one each of our S-Max and S-Print 3D printing machines. This location also serves as a machine sales center for the country. In 2015, we plan to expand our direct metal printing capabilities to our existing PSCs located in Europe and Asia. Each of our PSCs are located in a major industrial center near existing and potential customers. We continuously monitor both customer and market trends in assessing the opportunity to further expand our global PSC network.

•

Qualify New Industrial Materials Printable In Our Systems. Our 3D printing machines are used for both development and commercial printing. We believe certain of our customers are interested in printing materials for their own development or other interests without regard to utilizing our post- processing methods. We have qualified for printing for production by customers or in our PSCs the following direct printed materials: 420 stainless steel infiltrated with bronze; 316 stainless steel infiltrated with bronze; iron infiltrated with bronze; IN Alloy 625; bronze; bonded tungsten and glass. We have also qualified silica sand and ceramic sand for indirect printing. We are in varying stages of qualifying additional industrial materials, such as titanium and tungsten carbide. We have also undertaken an analysis of safety precautions for printing reactive materials, including possible facility and machine modifications. Our current material development plan calls for the implementation of such modifications in the beginning of the third quarter of 2015. Our continued goal is to qualify an additional indirect or directly printed industrial material every six months. These qualified materials are distinguishable from printable materials in that they are commercially available for sale in industrial densities or for finished products printed at our PSCs. Our 3D printing machines are used for both development and commercial printing. We believe certain of our customers are interested in printing materials for their own development or other interests without regard to utilizing our post-processing methods. Additional materials printable in our printing systems include cobalt-chrome, IN Alloy 718, iron-chrome-aluminum, 17-4 stainless steel, 316 stainless steel and tungsten carbide. By expanding both qualified and printable materials, we believe we can expand our market share and better serve our industrial customer base. During 2013, we established our ExOne Materials Application Laboratory (“ExMAL”), which focuses principally on materials testing. We believe ExMAL will assist us in increasing the rate at which we are able to qualify new materials.

•

Increase the Efficiency of Our Machines to Expand the Addressable Market. We intend to invest in further developing our machine technology so as to increase the volume output per unit of time that our machines can produce. In 2011, we began selling a new second generation mid-sized platform, the S-Print machine. In 2013, we began selling our new M-Flex machine. In 2014, we began selling our S-Max+ and M-Print machines. In 2015, we announced the Innovent and Exerial and expect to deliver our first machines to customers during the year. In each case, the new machines are designed to increase the volume output per unit of time through advances in print head speed and build box size. The Exerial machine is unique compared to ExOne’s predecessor systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing and is targeted at larger scale production achieving improved production speed and efficiency will expand our potential market for our machines and for products made in our PSCs.

•

Focus Upon Customer Training and Education to Promote Awareness. In addition to using our regional PSCs to educate our potential customers, in 2014 we launched the ExOne Training and Education Center (“ExTEC”), Academy to advance technical expertise, training and service support for our customer base. Our ExTEC Academy targets not only binder jetting awareness but training of customers and technicians in operations and service. We currently offer ExTEC Academy instruction on indirect printing and machine operation in Gersthofen, Germany, with plans to expand our ExTEC offerings into locations in Japan and the United States. As part of ExTEC, we have supplied 3D printing equipment to more than 20 universities and research institutions, in hopes of expanding the base of future adopters of our technology. At ExTEC Academy, technicians guide our current and prospective customers in the optimal use of 3D printing and customers gain digital access to our 3D printing knowledge database as it continues to evolve. We make ExTEC Academy accessible to universities, individual customers, employees/trainees, designers, engineers, and others interested in 3D printing. We will continue to educate the marketplace about the advantages of 3D printing.

•

Achieve Revenue Balance and Diversification. Over the long-term, our goal is to balance revenue between machine sales and PSC production, service contracts and consumables. Machine sales tend to be seasonal, less predictable, and generally more heavily impacted by the macroeconomic cycle, as compared to PSC production, service contracts and consumables. As we sell more machines, the machine sales portion of our business will be supplemented by related sales of service, replacement parts and consumables. To avoid being overly dependent on economic conditions in one part of the world, we intend to develop our customer base so that our revenues are balanced across the Americas, Europe and Asia. As overall revenues increase, maintaining this balance will largely be achieved by targeting specific customers and industries for machine sales and by establishing PSCs in each of our key regions.

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

Exerial. The Exerial is our newest indirect printing machine. It is unique compared to our other indirect printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two job boxes, each 1.5 times larger than the single job box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes a new recoater system, multiple print heads and automation controls. As part of the development of the Exerial, we have filed five patents related to machine design elements. We will formally debut this machine at the GIFA International Foundry Trade Fair in Dusseldorf, Germany in June 2015 and expect to begin selling this machine in 2015.

S-Max/S-Max+. The S-Max machine is our largest indirect printing machine presently available. We introduced the S-Max machine in 2010 to provide improved size and speed over the predecessor model, the S-15. The S-Max has a build box size of 1,800 x 1,000 x 700mm. The S-Max machine is generally used by customers interested in printing complex molds and cores on an industrial scale for casting applications. Each of our global PSCs has at least one S-Max machine installed on-site. In addition to our traditional S-Max machine, during 2014 we introduced an S-Max+ configuration designed for easier post-processing of the build box for certain applications which require phenolic or sodium silicate binder for printing.

S-Print/M-Print. The S-Print (indirect) and M-Print (direct) machines are our mid-sized printing machines presently available. Both the S-Print and M-Print have a build box size of 800 x 500 x 400mm.

The S-Print machine is generally used by customers interested in printing objects made from silica sand and ceramics, with a particular focus on industrial applications for smaller casting cores that are often required for the aerospace industry, especially in hydraulic applications. The build box size also permits the use of exotic and expensive print materials, such as ceramics, that are required for high heat/high strength applications. The M-Print machine is generally used by customers interested in direct printing of objects made from metals and glass. We have installed both S-Print and M-Print machines in certain of our PSCs to complement our S-Max and S-15 machines currently in use.

M-Flex. The M-Flex machine is our most flexible direct printing machine presently available. We introduced the M-Flex machine platform in 2013 to satisfy the demand for a large range of industrial customers that are interested in directly printing metals, ceramic and glass products. We have further developed a collaborative process for assisting the users in production implementation through our ExTEC and ExMAL organizational efforts. The M-Flex has a build box size of 400 x 250 x 250mm.

Innovent. The Innovent is the smallest of our direct printing machines presently available. We introduced the Innovent machine in 2014 to provide improved size and speed over the predecessor model, the X1-Lab. As an industrial-grade, laboratory-sized machine, Innovent allows for testing material properties, specifically in educational institutions, research laboratories, and research and development departments at commercial organizations. Innovent is uniquely designed in that it balances a specific build box for the technical qualification of materials with a smaller overall lab machine platform size, when compared to other industrial-grade 3D printers. Innovent offers a build volume that is eight times larger than the previous X1-Lab model – measuring at 65 x 160 x 65mm.

MWT Microwave. We offer industrial grade microwaves to be used in conjunction with our 3D printing systems for thermally processing certain sand molds or cores that are 3D printed using binders, such as phenolic binder, that require a drying process. Our microwave technology improves casting quality and reduces production costs for customers in specific industries, such as magnesium parts for aviation and steel alloy parts for hydraulic components. Our microwaves are customized designs and work with various of our systems, including Exerial, S-Max+ and S-Print.

Orion. The Orion is our laser micromachine. Micromachining is an integrated process that combines the use of a short pulse laser with a patented trepanning (which is a type of laser drilling) head to capture and manipulate a laser beam. By controlling and manipulating the beam, the Orion machine can remove microns of material from precise locations with thousands of pulses per second. The beam manipulation capability allows for shape design features like tapers, making the Orion machine an effective tool for production of automotive and aerospace components. We elected to discontinue this product line effective at the end of 2014 in an effort to focus our attention on our core 3D printing technologies.

Binding

We use liquid chemical binding agents (including phenolic and sodium silicate) during the 3D printing process.

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

Sodium silicate reduces or eliminates the release of fumes and gas in the casting process, helping to reduce costs associated with air ventilation and electrical and maintenance equipment, which we believe will appeal to casting houses that are in search of cleaner environmental processes.

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

We believe that our direct selling relationship helps to create one of the building blocks for our business — the creation of true collaboration between us and industrial customers who are interested in 3D printing. Increasingly, industrial producers are considering shifting from subtractive manufacturing techniques to 3D printing. Our marketing efforts include educating potential customers about 3D printing technology through collaboration starting with pre-production services and continuing with production and technical support at our PSCs. Currently, members of our salesforce are located in North Huntingdon, Pennsylvania; Troy, Michigan; Houston, Texas; Auburn, Washington; North Las Vegas, Nevada; Gersthofen, Germany; Desenzano del Garda, Italy; and Kanagawa, Japan. In addition, in 2013 and 2014 we have opened international sales offices or appointed individual sales representatives in each of China, Brazil, Italy, Russia, United Kingdom, Spain, Portugal, France, Slovenia, Turkey, India, South Korea, Taiwan and Singapore, expanding our sales efforts for the full range of ExOne products and services.

2014 Acquisitions

On March 3, 2014, ExOne Americas purchased (i) substantially all the assets of MAM, a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which MAM’s business is located for an aggregate purchase price of approximately $4.9 million. The MAM business remains in its current Michigan location, complementing our nearby PSC in Troy, Michigan. This PSC focuses on advanced 3D printed cores and molds for the aerospace and shipbuilding industries. In addition, we expect to continue to serve and expand the existing MAM industrial customer base. We believe that MAM’s specialty precision machining expertise helps us address the finishing requirements for complex parts which are cast from our 3D printed sand molds.

On March 6, 2014, ExOne GmbH acquired all of the shares of MWT, a pioneer in industrial grade microwaves with leading design and manufacturing experience based in Elz, Germany, for approximately $4.8 million. We believe that this acquisition enhances our position as the market leader of 3D sand production systems for industry. Industrial grade microwaves are used for thermally processing certain sand molds or cores that are 3D printed using binders, such as phenolic binder, that require a drying process. Importantly, microwave technology improves casting quality and reduces production costs for customers in specific industries, such as magnesium parts for aviation and steel alloy parts for hydraulic components. MWT designs and manufactures equipment that is currently employed in our PSC operations. We also plan to offer this technology to customers in future system sales. The MWT microwave operation will be operationally integrated with our Gersthofen, Germany manufacturing operations in 2015.

Our Customers

Our customers are located primarily in the Americas, Europe and Asia. We are a party to non-disclosure agreements with many of our customers, and therefore, are often prohibited from disclosing many of our customers’ identities. Our customers include several Fortune 500 companies that are leaders in their respective markets. The primary industries that we currently serve are:

•	Aerospace;

•	Automotive;

•	Heavy equipment; and

•	Energy/oil/gas.

We conduct a significant portion of our business with a limited number of customers. Our top five customers represented approximately 23.1%, 25.5%, and 31.7% of total revenue for 2014, 2013 and 2012, respectively. There were no customers for 2014, 2013 or 2012 that individually represented 10.0% or greater of total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printers are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of the revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services are high volume, but generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

For 3D printing machines, our terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, we may, depending upon the circumstances, require certain amounts be prepaid. In some circumstances, we may require payment in full and may require international customers to furnish letters of credit. For 3D printed and other products and materials, our terms of sale generally require payment within 30 to 60 days after delivery, although we also recognize that longer payment periods are customary in some countries where we transact business. Services arrangements are generally billed in accordance with specific contract terms which typically correspond to performance of the related services.

Services and Warranty

We have fully trained service technicians to perform machine installations in the Americas, Europe and Asia. We generally provide an industry standard one-year warranty on installed machines. Customers can purchase additional service contracts for maintenance and service. We also sell replacement parts which we maintain in stock worldwide to assist in providing service expeditiously to our customers.

Suppliers

Our largest suppliers in 2014, based upon dollar volume of purchases, were Bauer GmbH & Co KG, Erhardt & Leimer GmbH, Bosch Rexroth AG, Fuji Film Dimatix, Sciullo Machine, Intek Systems and T&S Materials.

We buy our industrial materials from several suppliers and, except as set forth below, the loss of any one would not materially adversely affect our business. We currently have a single supplier of print heads for our 3D printing machines. While we believe that our print head supplier is replaceable, in the event of the loss of that supplier, we could experience delays and interruptions that might adversely affect the financial performance of our business. Additionally, we obtain certain pre-production services through design and data capture providers, and certain post-production services though vendors with whom we have existing and good relationships. The loss of any one of these providers or vendors would not materially adversely affect our business.

Research and Development

We spent approximately $8.2 million, $5.1 million, and $1.9 million on research and development during 2014, 2013 and 2012, respectively. We expect to continue to invest significantly in research and development in the future.

A significant portion of our research and development expenditures have been focused upon the:

•	Chemistry of print materials and binder formulation;

•	Mechanics of droplet flight into beds of powder;

•	Metallurgy of thermally processing metals that are printed through AM;

•	Mechanics of spreading powders in a job box;

•	Transfer of digital data through a series of software links, to drive a print head; and

•	Synchronizing all of the above to print ever-increasing volumes of material per unit time.

Intellectual Property

Patents and MIT Licenses. Our technology is covered by a variety of patents or licenses for use of patents. We are the worldwide licensee of certain patents of MIT for certain AM printing processes (the “MIT Patents”), with exclusive rights to practice the patents in certain fields including the application of the printing processes to metals (with sublicensing rights), and non-exclusive rights to practice the patents in certain fields including the application of the printing processes to certain non-metals (without sublicensing rights). Additionally, we hold patents solely or as majority owner as a result of our own technological developments and from the acquisition of ExOne GmbH (formerly known as Prometal RCT GmbH). Our patents are issued in the United States and in various foreign jurisdictions, including Germany and Japan. As a result of our commitment to research and development, we also hold process patents and have applied for other patents for equipment, processes, materials and 3D printing applications. The expiration dates of our patents range from 2015 to 2031. The next MIT Patents scheduled to expire are in October 2015 and are directed to certain methods for removing powder from internal passages, certain mold configurations and making tools with internal passages. We believe that the expiration of patents in the near term will not impact our business.

The remaining MIT Patents under which we are licensed have expiration dates ranging from 2017 to 2021 in the United States. We believe that the expiration of these licenses will not impact our business; however, the expiration may allow our competitors that were previously prevented from doing so to utilize binder jetting 3D printing. Nonetheless, we have developed know-how and trade secrets relative to our 3D printing technology and believe that our early entrance into the industrial market provides us with a timing and experience advantage. Through our investment in our technology, we have been able to qualify industrial materials for use in our 3D printing machines, and we intend to continue such efforts. In addition, we have taken steps to protect much of our technology as a trade secret. Given the significant steps that we have taken to establish our experience in AM for industrial applications, as well as our ongoing commitment to research and development, we intend to maintain our preeminent position in the AM industry market.

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

Trademarks. We have registrations in the United States for the following trademarks: EXONE, EXTEC, LUXCELIS, M-FLEX, ORION, PROFILEVIEW, and S MAX. We also have applications for registration pending for the following trademarks: EXCAST, EXERIAL, EXMAL, X1 ExOne Digital Part Materialization (plus design), INNOVENT, M-PRINT, S-MAX, S-MAX+, S-PRINT, X1, and X1-LAB. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital

Part Materialization (plus design) in China, Europe (Community Trade Mark), and South Korea, and applications for registration pending in Brazil and Canada for that mark. We have a registration for the mark X1 pending in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have an application for registration in Germany for the trademark S-MAX. We have applications for registration pending in Europe (Community Trade Mark) for the trademarks M-FLEX, EXERIAL, and INNOVENT. We also have a registration in Canada for the trademark LUXCELIS.

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

Seasonality

Purchases of our 3D printing machines often follow a seasonal pattern owing to the capital budgeting cycles of our customers. Generally, 3D printing machine sales are higher in our third and fourth quarters than in our first and second quarters.

Backlog

At December 31, 2014, our backlog was approximately $13.2 million. We expect to fulfill our December 31, 2014 backlog during the next twelve months. This is compared to a backlog of $10.9 million at December 31, 2013.

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

Employees

As of December 31, 2014, we employed a total of 304 (254 full time) employees at our eight locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with them are good.

Product and Geographic Information

Refer to Note 18 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Item 1A – Risk Factors.

Executive Offices

Our principal executive offices are located at 127 Industry Boulevard, North Huntingdon, Pennsylvania 15642 and our telephone number is (724) 863-9663.

Available Information

Our website address is http://www.exone.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

We file reports with the Securities and Exchange Commission (the “SEC”), which we make available on our website free of charge at http://www.exone.com/financials.cfm. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2014, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our Chief Legal Officer and Corporate Secretary at (724) 863-9663.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, in evaluating our business, future prospects and an investment in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We may not be able to significantly increase the number of materials in which we can print products fast enough to meet our business plan.

Our business plan is heavily dependent upon our ability to steadily increase the number of qualified materials in which our machines can print products. Our 3D printing machines are capable of direct product materialization by printing in industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials, such as titanium and tungsten carbide. We have also undertaken an analysis of safety precautions for printing reactive materials, including possible facility and machine modifications. Our current material development plan calls for the implementation of such modifications in the beginning of the third quarter of 2015. Our continued goal is to qualify an additional indirect or directly printed industrial material every six months. By expanding into these other materials, we believe we can expand our market share and better serve our industrial customer base. Qualifying new materials is a complicated engineering task, and there is no way to predict whether, or when, any given material will be qualified. If we cannot hire people with sufficient technical skills to work on qualifying new materials for printing, or if we lack the resources necessary to create a steady flow of new materials, we will not be able to meet our business plan goals and a competitor may emerge that is better at qualifying new materials, either of which would have an adverse effect on our business results.

Any future success in qualifying new materials for printing may attract more competitors into our markets, including competitors with greater financial, technical, marketing, and other resources than we have.

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

For our business to grow in accordance with our business plan, we will need to recruit, hire, integrate and retain additional employees with the technical competence and engineering skills to operate our machines, improve our technology and processes and expand our technological capability to print using an increasing variety of materials. People with these skills are in short supply and may not be available in sufficient numbers to allow us to meet the goals of our business plan. In addition, new employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographic areas, we will need to recruit skilled employees in those areas. If we cannot obtain the services of a sufficient number of technically skilled employees, we may not be able to achieve our planned rate of growth, which could adversely affect our results of operations.

Our revenues and operating results may fluctuate.

Our revenues and operating results have fluctuated in the past from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. A significant portion of our machine orders are typically received during the third or fourth quarter of the fiscal year as a result of the timing of capital expenditures of our customers. Thus, revenues and operating results for any future period are not predictable with any significant degree of certainty. We also typically experience weaker demand for our machines in the first and second quarters. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

•	Changes in accounting rules and tax laws; or

•	Changes in interest rates that affect returns on our cash balances and short-term investments.

Due to the foregoing factors, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.

We may not be able to generate operating profits.

Since our inception, we have not generated operating profits. In the event that we are unable to execute on our business plan, we may be unable to generate profits in the future.

Our operating expenses (which include research and development and selling, general and administrative expenses) were approximately $32.2 million, $21.2 million and $20.2 million for 2014, 2013, and 2012, respectively. Increases in our research and development expenses are due primarily to continued investment in our 3D printing machine technology and increased costs associated with our materials qualification activities, including additional research and development headcount. Increases in our selling, general and administrative expenses are due primarily to increased expenses in professional service fees (including legal, audit and other consulting expenses) and increased personnel costs associated with an increased headcount in making the transition from a private company to a publicly traded company. We expect that our operating expenses will continue to increase in future periods as we pursue our growth strategies. Any future increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an effect on our financial condition.

We may not be able to introduce new machines and related industrial materials acceptable to the market or to improve the technology and industrial materials used in our current machines.

Our revenues are derived from the sale of machines for, and products manufactured using, AM. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in a market subject to innovation and rapidly developing and changing technology. A variety of technologies have the capacity to compete against one another in our market, which is, in part, driven by technological advances and end-user requirements and preferences, as well as the emergence of new standards and practices. Our ability to compete in the industrial AM market depends, in large part, on our success in enhancing and developing new machines, in enhancing our current machines, in enhancing and adding to our technology, and in developing and qualifying new industrial materials in which we can print. We believe that to remain competitive we must continuously enhance and expand the functionality and features of our products and technologies. However, we may not be able to:

•	Enhance our existing products and technologies;

•	Continue to leverage advances in industrial print head technology;

•

Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective end-users, particularly with respect to the physical properties of industrial materials and other consumables;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;

•	Develop products that are cost-effective or that otherwise gain market acceptance;

•	Distinguish ourselves from our competitors in our industry; and

•	Adequately protect our intellectual property as we develop new products and technologies.

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

Our business is subject to risks associated with doing business globally.

Sales outside of the United States were 51.9%, 63.0% and 72.8% for 2014, 2013 and 2012, respectively. In addition, one of our growth strategies is to pursue additional opportunities for our business in several areas of the world outside of the United States, any or all of which could be adversely affected by the risks set forth below. Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

•	Civil unrest, acts of terrorism and similar events;

•	Fluctuations in foreign currency exchange rates;

•	Potentially longer sales and payment cycles;

•	Potentially greater difficulties in collecting accounts receivable;

•	Potentially adverse tax consequences;

•	Reduced protection of intellectual property rights in certain countries;

•	Difficulties in staffing and managing foreign operations;

•	Laws and business practices favoring local competition;

•	Costs and difficulties of customizing products for foreign countries;

•	Compliance with a wide variety of complex foreign laws, treaties and regulations;

•	Tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets; and

•	Becoming subject to the laws, regulations and court systems of many jurisdictions.

Any of these factors could materially adversely affect sales of our products to global customers or harm our reputation, which could adversely affect our results of operations. In addition, the consequences of terrorism or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business.

Continuing political instability in the Ukraine, sanctions against Russia, and Russia’s response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimea region of the Ukraine was annexed by Russia. In response to this annexation and subsequent hostilities aimed at the Ukraine, other nations, including the United States and the European Union, imposed evolving economic sanctions against Russia. United States and European concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and named Russian nationals that have been deemed to have direct involvement in destabilizing the situation in the Ukraine, as well as imposing restrictions on trading and access to capital markets (“Russian Sanctions”). In response, Russia announced its own trading sanctions against nations that implemented or supported the Russian Sanctions, including the United States and some European Union nations.

One of our growth strategies is to pursue opportunities for our business in several areas of the world outside of the United States. This strategy includes pursuing opportunities in Russia through our German subsidiary, ExOne GmbH, which has sold products and services (including 3D printing machines) to customers located in Russia.

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

One of our principal stockholders is able to exert substantial influence in determining the outcome of matters which require the approval of our stockholders.

S. Kent Rockwell, our Chairman and Chief Executive Officer, beneficially owns approximately 21.8% of our outstanding shares of common stock and may have effective control over the election of our Board of

Directors and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes of Mr. Rockwell.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to meet the growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current noncompliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we may not be able to achieve our planned rate of growth, which will adversely affect our results of operations. Equity financing may result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors.

We are highly dependent upon sales to certain industries.

Our revenues of machines and products have historically been concentrated to companies in the aerospace, automotive, heavy equipment, and energy/oil/gas industries and those industries’ respective suppliers. To the extent any of these industries experience a downturn, our results of operations may be adversely affected.

For example, the energy/oil/gas industry is highly cyclical and demand for our products and services in such industry is substantially dependent on the level of expenditures by the industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. Crude oil prices declined by nearly 50% during the fourth quarter of 2014 and have continued to decline into the first quarter of 2015. As oil and gas companies reduce planned capital spending in light of the decline in commodity prices, our results of operations may be adversely affected.

Additionally, if any of these industries or their respective suppliers or other providers of manufacturing services develop new technologies or alternatives to manufacture the products that are currently manufactured using our machines, it may adversely affect our results of operations.

We are currently dependent on a single supplier of print heads.

We currently rely on a single source to supply the print heads used by our machines. While we believe that there are other suppliers of print heads upon which we could rely, we could experience delays and interruptions if our supply is interrupted that might temporarily impact the financial performance of our business.

We may not be able to manage the expansion of our operations effectively in order to achieve our projected levels of growth.

We have expanded our operations significantly in recent periods, and our business plan calls for further expansion over the next several years. We anticipate that further development of our infrastructure and an increase in the number of our employees will be required to achieve our planned broadening of our product offerings and customer base, improvements in our machines and materials used in our machines, and our planned international growth. In particular, we must increase our marketing and services staff to support new marketing and service activities and to meet the needs of both new and existing customers. Our future success will depend in part upon the ability of our management to manage our growth effectively. If our management is unsuccessful in meeting these challenges, we may not be able to achieve our anticipated level of growth which would adversely affect our results of operations.

We may not be able to consummate and/or effectively integrate strategic acquisitions.

We may from time to time engage in strategic acquisitions and partnerships with third parties if we determine that they will likely provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, our ability to effectively integrate an acquisition into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses.

We completed two acquisitions in the first quarter of 2014 and are currently exploring a combination of acquisitions, strategic investments, and/or alliances, some of which we believe will promote advances in pre-print and post-print processes. With respect to acquisitions, strategic investments, and/or alliances we are currently pursuing, there is no guarantee that we will complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of acquisitions, strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. We may not be able to successfully negotiate and complete a specific acquisition, investment, or alliance on favorable terms. If we do complete acquisitions, they may not ultimately strengthen our competitive position or may not be accretive to ExOne for a period of time which may be significant following the completion of such acquisition, investment or alliance.

We may be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. Our use of cash to pay for acquisitions would limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure. The issuance or sale of equity or convertible debt securities to finance any such acquisitions would result in dilution to our stockholders. If we incur debt, it could result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

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

As a global company, we may be adversely affected by violations of the FCPA, similar anti-bribery laws in other jurisdictions in which we currently or may in the future operate, or various international trade and export laws.

Our business plan envisions that we will conduct increasing amounts of business outside of the United States, which will create various domestic and foreign regulatory challenges. The Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We have policies and controls in place designed to ensure internal and external compliance with these and other anti-bribery laws. To ensure compliance, our anti-bribery policy and training on a global basis provides our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls, and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to the intentional or inadvertent acts of our employees, or due to the intentional or inadvertent acts of others), we could suffer criminal or civil penalties, including monetary damages or other sanctions, which could have a material adverse effect on our business. In addition, actual or alleged violations could damage our reputation and adversely affect our results of operations.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption or failure of these systems could adversely affect our results of operations.

We depend on our information technology (“IT”) systems to manage numerous aspects of our business and provide analytical information to management. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. Our IT systems allow us to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to or failure of our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunication services, operator negligence, loss of data, security breaches and computer viruses. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or client data, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber security attacks. Any such disruption or loss of business information could materially and adversely affect our results of operations.

Regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo (the “DRC”) and adjoining countries. These conflict minerals include tantalum, tin, gold or tungsten. The SEC has established annual disclosure and reporting requirements for those companies who use conflict minerals sourced from the DRC and adjoining countries in their products. These requirements could adversely affect the sourcing, supply and pricing of tantalum, tin, gold or tungsten used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot ensure that we will be able to obtain these conflict-free minerals in sufficient quantities or at competitive prices. Compliance with new requirements may also increase our costs, including costs that may be incurred in conducting due diligence procedures to determine the sources of certain minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

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

•

We may be faced with types of liabilities that are not covered under our insurance policies, such as environmental contamination or terrorist attacks, and that exceed any amounts that we may have reserved for such liabilities;

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

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. Our PSCs are located in North Huntingdon, Pennsylvania; Houston, Texas; Troy, Michigan; Auburn, Washington; North Las Vegas, Nevada; Gersthofen, Germany; Desenzano del Garda, Italy and Kanagawa, Japan.

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

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or customers for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, including Germany, Italy and Japan, and it may be difficult for us to restrict our competitors from benefitting from the expertise of our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

Risks Related to Our Intellectual Property

We may not be able to protect our trade secrets and intellectual property.

While some of our technology is licensed under patents belonging to others or is covered by process patents which are owned or applied for by us, much of our key technology is not protected by patents. Since we cannot legally prevent one or more other companies from developing similar or identical technology to our unpatented technology, it is likely that, over time, one or more other companies may be able to replicate our technology, thereby reducing our technological advantages. If we do not protect our technology or are unable to develop new technology that can be protected by patents or as trade secrets, we may face increased competition from other companies, which may adversely affect our results of operations. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that any steps taken by us will prevent misappropriation of our trade secrets and intellectual property.

We enjoy license rights and exclusivity of certain patents and intellectual property and cannot adequately estimate the effects of their expiration upon the entrance or advancement of competitors into the AM industrial market.

We have exclusive license and non-exclusive license rights to certain patents that we utilize in the industrial market. Some of these patents expired in 2014 and others are scheduled to expire in future periods. The expiration of these patents could reduce barriers to entry into the AM industrial market, which could result in the reduction of our market share and earnings potential. We cannot adequately estimate the effect that the expiration of these patents will have upon the entrance or advancement of other AM manufacturers into the industrial market.

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

We may be subject to intellectual property infringement claims from individuals, vendors, and other companies who have acquired or developed patents in the field of AM for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe on the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our technologies and processes, our market share, sales and profitability could suffer, which could adversely affect our results of operations.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

We have broad discretion as to the use of the net proceeds from securities offerings and may not use them effectively.

We cannot specify with certainty how we will use the net proceeds that we have received or will receive from securities offerings. Our management has broad discretion in the application of the net proceeds, and we may use these proceeds in ways with which you may disagree or for purposes other than those contemplated at the time of the offering. The failure by our management to apply these funds effectively could have a material adverse effect on our business, financial condition and results of operations. Pending their use, we may invest the net proceeds from a securities offering in a manner that does not produce income or that loses value.

The market price of our common stock may fluctuate significantly.

The market price of our common stock has been and is expected to continue to be highly volatile and may be significantly affected by numerous factors, including the risk factors described in this report and other factors which are beyond our control and may not be directly related to our operating performance. These factors include:

•	Failure to meet our targeted revenues and gross margin;

•	Significant volatility in the market price and trading volume of securities of companies in our sector, which is not necessarily related to the operating performance of these companies;

•	The mix of products that we sell, and related services that we provide, during any period;

•	Delays between our expenditures to develop and market new products and the generation of sales from those products;

•	Changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;

•	Changes in our expenditures to promote our products and services;

•	Changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;

•	Success or failure of research and development projects of us or our competitors;

•	Announcements of technological innovations, new solutions or enhancements or strategic partnerships or acquisitions by us or one of our competitors;

•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	The general tendency towards volatility in the market prices of shares of companies that rely on technology and innovation;

•	Changes in regulatory policies or tax guidelines;

•	Changes or perceived changes in earnings or variations in operating results;

•	Any shortfall in revenue or earnings from levels expected by investors or securities analysts;

•	The market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

•	Threatened or actual litigation;

•	Changes in our senior management; and

•	General economic trends and other external factors.

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

As a public company whose shares are listed on The NASDAQ Global Market, we incur significant accounting, legal and other expenses that we did not incur as a private company, and these expenses will increase even more after we are no longer an “emerging growth company” (as described below). We incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), the Dodd Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and the NASDAQ Global Select Market. Compliance with these rules and regulations have increased our legal and financial compliance costs, introduced new costs (including stock exchange listing fees and costs related to investor relations and stockholder reporting), and made certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies generally, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these constantly evolving requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

As long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We will continue to operate under these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, qualify as a “large accelerated filer” under the Exchange Act, which requires us to have more than $700 million in market value of our common stock held by non-affiliates at the end of our second fiscal quarter, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

As an “emerging growth company” under the JOBS Act, we intend to follow certain permitted corporate governance practices instead of the otherwise applicable SEC and NASDAQ requirements, which may result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we will be permitted, and intend to follow, certain corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of the NASDAQ Global Market. Following our emerging growth company governance practices, as opposed to the requirements that would otherwise apply to a company listed on the NASDAQ Global Market, may provide less protection to you than what is accorded to investors under the Listing Rules of the NASDAQ Global Market applicable to non-emerging growth company issuers and could make our common stock less attractive to investors.

As an emerging growth company, we will delay adoption of new or revised accounting standards, which may make our stock less attractive to investors and our trading price more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are required under Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weaknesses in internal control over financial reporting is as follows:

•

The design and operating effectiveness of internal controls related to our financial reporting process were not sufficient to allow for accurate and timely reporting of our consolidated financial results. We did not maintain adequate control with respect to the application of accounting principles generally accepted in the United States of America (“GAAP”). This was principally due to a lack of personnel with adequate knowledge and experience in GAAP. As a result, we record certain manual, post-close adjustments in order to prepare our consolidated financial statements.

•

The design and operating effectiveness of internal controls related to our information technology systems was not sufficient to allow for accurate and timely reporting of our consolidated financial results. Each of our primary locations (United States, Germany, Italy and Japan) utilizes separate and distinct information technology platforms to record, process and summarize transactions. As a result, our process to consolidate and report financial information is substantially a manual process and inherently subject to error.

•

The design and operating effectiveness of internal controls related to our consolidation process and management’s review of our consolidated financial results did not operate at a level of precision sufficient to allow for accurate and timely reporting of our consolidated financial results. Our consolidation process is substantially a manual process and inherently subject to error. Further, because of internal control weaknesses identified with respect to our financial reporting process and information technology systems, management was unable to complete an adequate review of either subsidiary or consolidated financial results at a sufficient level of precision to prevent or detect misstatements. As a result, we recorded certain manual, post-close adjustments in order to prepare our consolidated financial statements.

With the oversight of senior management and our audit committee, we have put into place a comprehensive plan to remediate the underlying causes of the identified material weaknesses. Our plan throughout 2014 and into 2015 is to continue to take additional steps and implement measures to remediate the underlying causes of the identified material weaknesses including:

(i)	Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes by our Director of Internal Audit and Controls (hired in June 2014), improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary.

(ii)	Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. This includes our ongoing process to enhance our global ERP systems with the goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)	Continuing to add financial personnel with adequate knowledge and experience in GAAP. During 2014, we added several personnel with extensive GAAP experience and redesigned our reporting structure and responsibilities to enhance the review of financial information for both internal financial analysis and external financial reporting. We expect to continue this process during 2015.

These ongoing efforts, collectively, give us the opportunity to remediate the material weaknesses in internal controls when we report our results for the 2015 fiscal year.

We documented and evaluated our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2014 and, as described in Item 9A – Controls and Procedures, management has determined that our internal control over financial reporting was ineffective as of December 31, 2014. Furthermore, as our business continues to grow internationally, our internal controls will become more complex and will require significantly more resources and attention to remediate existing control deficiencies and improve the effectiveness of our internal controls over financial reporting. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in our financial results may weaken, and our share price may suffer.

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

The additional measures necessary to remediate the underlying causes of our identified material weaknesses and our future compliance with Section 404(b) will require that we incur substantial accounting expense and expend significant management efforts. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Provisions in our charter documents or Delaware law may inhibit a takeover or make it more difficult to effect a change in control, which could adversely affect the value of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have the following locations:

Location	Nature of Facility	Owned or Leased	Approximate Square Footage
United States
North Huntingdon, Pennsylvania	Corporate Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	52,285
Troy, Michigan	PSC	Owned	19,646
Chesterfield, Michigan	Specialty Machining	Owned	20,300
Houston, Texas	PSC	Owned	12,000
North Las Vegas, Nevada	PSC	Owned	17,240
St. Clairsville, Ohio	Research and Development	Owned	3,264
Auburn, Washington	PSC	Leased	11,600

Europe
Gersthofen, Germany	European Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	178,300
Elz, Germany	Design and Manufacturing	Leased	12,230
Desenzano del Garda, Italy	PSC and Machine Sales Center	Leased	3,300

Asia
Kanagawa, Japan	PSC and Machine Sales Center	Owned	11,293

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

Year Ended December 31, 2013	High	Low
First quarter (beginning February 7, 2013)	$34.28	$23.50
Second quarter	$64.50	$29.41
Third quarter	$78.80	$42.16
Fourth quarter	$64.70	$42.01

Year Ended December 31, 2014	High	Low
First quarter	$70.25	$33.05
Second quarter	$42.57	$24.34
Third quarter	$48.66	$20.35
Fourth quarter	$26.46	$14.91

Stockholders

As of March 6, 2015, there were 20 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013 and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2014.

	Number of Securities
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity Compensation Plans Approved by Security Holders	215,137	$17.35	1,666,076
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)	A maximum of 738,295 shares of common stock were reserved for issuance under the Plan for 2014, and awards of incentive stock options and restricted stock were made in 2014 for a total of 134,500 awards, of which 1,667 were forfeited by participants through December 31, 2014. The Plan provides for automatic increases in the reserve available annually on January 1 from 2014 through 2023 equal to the lesser of (i) 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or (ii) a number of shares of common stock determined by our Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,242 shares, subject to certain adjustments. Based on 14,417,803 shares outstanding on December 31, 2014, an additional 432,534 shares of common stock may be reserved for issuance under the Plan for 2015 for a total of 1,037,996 being available for issuance under the Plan for 2015.

Stock Performance Graph

The following graph compares the performance of our common stock with (i) the NASDAQ Composite Index and (ii) the S&P 1500 Industrial Machinery Index. Such information shall not be deemed to be “filed.”

Company/Index	February 7, 2013	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
The ExOne Company	$100	$126	$233	$161	$228	$135	$149	$79	$63
NASDAQ Composite Index	$100	$103	$108	$120	$134	$133	$139	$142	$150
S&P 1500 Industrial Machinery Index	$100	$103	$106	$121	$134	$132	$139	$130	$137

Item 6. Selected Financial Data.

The data presented in the Selected Financial Data table should be read in conjunction with the information required to be provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

	For the years ended December 31,
(dollars in thousands except per share amounts and machine unit data)	2014	2013	2012		2011	2010
Statement of consolidated operations and comprehensive loss data:
Revenue	$43,900	$39,480	$28,657		$15,290	$13,440
Gross profit	$10,457	$15,573	$12,143		$3,643	$3,066
Research and development	$8,178	$5,127	$1,930		$1,531	$1,153
Selling, general and administrative expense	$24,029	$16,119	$18,285		$7,286	$5,978
Interest expense	$144	$372	$842		$1,570	$1,114
Net loss attributable to ExOne	$(21,843)	$(6,455)	$(10,168)		$(8,037)	$(5,508)
Net loss attributable to ExOne per common share:
Basic	$(1.52)	$(0.51)	N/A	*	N/A *	N/A *
Diluted	$(1.52)	$(0.51)	N/A	*	N/A *	N/A *
Consolidated balance sheet data:
Working capital (deficit)	$58,235	$114,814	$(4,682)		$(979)	$(13,253)
Cash and cash equivalents	$36,202	$98,445	$2,802		$3,496	$1,021
Property and equipment—net	$55,298	$32,772	$12,467		$7,919	$7,990
Goodwill	$4,665	$—	$—		$—	$—
Total assets	$133,430	$158,435	$33,075		$18,615	$15,233
Line of credit	$—	$—	$528		$—	$—
Demand note payable to member	$—	$—	$8,666		$—	$15,045
Long-term debt and capital and financing lease obligations	$2,592	$3,233	$10,566		$5,429	$3,839
Redeemable preferred units	$—	$—	$—		$18,984	$—
Preferred units	$—	$—	$18,984		$—	$—
Common units	$—	$—	$10,000		$10,000	$10,000
Common stock	$144	$144	$—		$—	$—
Additional paid-in capital	$154,902	$153,363	$—		$—	$—
Total stockholders’ / members’ equity (deficit)	$118,545	$146,700	$41		$(15,599)	$(8,277)
Other data:
Machine units sold:
S-Max+	1	—	—		—	—
S-Max	11	13	9		1	2
S-Print	1	3	3		1	—
S-15	1	1	1		2	2
M-Print	1	—	—		—	—
M-Flex	9	6	—		—	—
X1-Lab	4	5	—		1	1
Micromachinery	—	1	—		—	—

	28	29	13		5	5

*	Information not comparable for 2012, 2011 and 2010 as a result of the Reorganization of the Company as a corporation on January 1, 2013 (Refer to Note 1 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Part II Item 6 and our consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and, Section 21E of the Exchange Act. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Concerning Forward Looking Statements” and “Risk Factors.”

Overview

Our History

ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company. As a result of our Reorganization on January 1, 2013, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. On February 12, 2013, we completed our IPO, raising approximately $90.4 million in net proceeds after expenses to us. On September 13, 2013, we completed a secondary public offering, raising an additional $64.9 million in net proceeds after expenses to us.

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. We offer pre-production collaboration and printed products for customers through our eight production PSCs, which are located in the United States, Germany, Italy and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and print head speed) uniquely position us to serve the needs of industrial customers.

2014 Developments and 2015 Outlook

Our results of operations for 2014 were negatively affected by lower than expected sales of 3D printing machines as a result of longer than expected sales cycles for certain customers, as well as increased costs for production, research and development and selling, general and administrative activities, principally in the form of expanded facilities and personnel costs (consistent with our plan for 2014). Offsetting these negative effects, were increases in revenues associated with 3D printed and other products, materials and services, mostly due to increased customer acceptance and demand for our additive manufacturing technologies. Note the following operations highlights for 2014:

•

Commencing transition to our new facility in Gersthofen, Germany. When complete, this transition will result in approximately doubling our available facility space and will substantially increase our production capacity of indirect printing machines and PSC operations. This transition also results in a full consolidation of our production, research and development, sales and marketing and administrative teams under one combined facility.

•

Initiating expansion of our North Huntingdon, PA facility. Upon completion, this expansion doubles the available PSC production space for this facility and also expands our available space for research and development activities.

•	Opening our PSC in Italy. We opened our newest PSC site in Italy, which also serves as a machine sales center for the country.

•

Upgrading our United States PSCs. We upgraded our United States PSCs with new technology, effectively expanding our capacity with newer, faster machines to print products for customers. Our United States PSCs are certified to ISO 9000:2008.

•

Significant Developments with our Machines. We committed significant resources in 2014 to the development of our machine technologies. During 2014 we introduced our Exerial, S-Max+ and Innovent machine platforms and sold our first M-Print unit.

•

Developments with our Binder Jetting Technology and Printable Materials. We continued to evolve our qualified and printable materials capabilities. During 2014, we commercialized our first near 100% dense material, a nickel-based alloy. In addition, we introduced several materials capable of direct printing for research and development activities. Our continued goal is to qualify an additional indirect or directly printed industrial material every six months.

•

Acquisitions. In March 2014, we acquired MAM and MWT which have enhanced our post-printing capabilities by providing specialty machining support (MAM) and microwave technologies (MWT) which are a complementary element to certain of our 3D printing technologies.

With our facilities expansion substantially behind us, and our new machine platforms gaining market attention, we plan to focus our attention in 2015 on the operational effectiveness of our business with the primary goal being the continued global adoption of our binder jetting technologies. This includes further expanding our business focus from predominantly prototyping activities and short-run production to series production, principally through our introduction of the Exerial machine platform. We plan to complete an extensive strategic review of our businesses which will consider the markets we serve, our customers and our geographic footprint. We intend to place a firm emphasis of maximizing revenues from our 3D printing machines and continuing to grow our revenues from 3D printed and other products, materials and services. We also plan to continue to effectively manage our costs of production and operating expenses such that we align our spending plans with the anticipated growth of our business.

How We Measure Our Business

We use several financial and operating metrics to measure our business. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess longer-term performance within our marketplace. The key metrics are as follows:

Revenue. Our revenue consists of sales of our 3D printing machines and 3D printed and other products, materials and services.

3D printing machines. 3D printing machine revenues consist of machine sales and equipment under leasing arrangements. 3D printing machine sales generally include ancillary equipment, materials, installation and training services, the value of a warranty and other optional products and/or services. 3D printing machine sales are influenced by a number of factors including, among other things, (i) the adoption rate of our 3D printing technology, (ii) end-user product design and manufacturing activity, (iii) the capital expenditure budgets of end-users and potential end-users and (iv) other macroeconomic factors. Purchases of our 3D printing machines, particularly our higher-end, higher-priced systems, typically involve long sales cycles. Several factors can significantly affect revenue reported for our 3D printing machines for a given period including, among others, (i) the overall low unit volume of 3D printing machine sales, (ii) the sales mix of machines for a given period and (iii) the customer-driven acceleration or delay of orders and shipments of machines.

3D printed and other products, materials and services. 3D printed and other products, materials and services consist of sales of (i) products printed in our global PSC network or manufactured through our ExCast strategy, (ii) consumable materials and replacement parts for our global installed base of 3D printing machines and (iii) services for maintenance and certain research and development activities. Our PSCs utilize our 3D printing machine technology to print products to the specifications of customers. In addition, our PSCs also provide support and services such as pre-production collaboration prior to printing products for a customer. Sales of consumable materials, replacement parts and service maintenance contracts are linked to the number of our 3D printing machines that are installed globally. Other research and development contracts are a function of customer-specific needs in applying our additive manufacturing technologies.

Cost of Sales and Gross Profit. Our cost of sales consists primarily of labor (related to our global workforce), materials (for both the manufacture of 3D printing machines and for our PSC operations) and overhead to produce 3D printing machines and 3D printed and other products, materials and services. Also included in cost of sales are license fees (based upon a percentage of revenue of qualifying products and processes) for the use of intellectual properties, warranty costs and other overhead associated with our production processes.

Our gross profit is influenced by a number of factors, the most important of which is the volume and mix of our 3D printing machine and 3D printed and other products, materials and services sold.

As 3D printing machine sales are cyclical, we will seek to achieve an equal balance in revenue from 3D printing machines and 3D printed and other products, materials and services in order to maximize gross profit while managing business risk. In addition, we expect to reduce our cost of sales over time by continued research and development activities directed towards achieving increased efficiencies in the production of 3D printing machines. Our PSCs will also seek to achieve lower material cost and improve throughput.

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

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of employee-related costs (salaries and benefits) of our executive officers, and sales and marketing (including sales commissions), finance, accounting, information technology and human resources personnel. Other significant general and administrative costs include the facility costs related to our United States and European headquarters and external costs for legal, accounting, consulting and other professional services.

Interest Expense. Interest expense consists of the interest cost associated with outstanding long-term debt and capital and financing lease arrangements. We expect our interest expense to continue to decrease as our outstanding debt is lowered over time. Included in our business strategy is the consideration of early retirement of debt (where practicable).

Provision for Income Taxes. Prior to our Reorganization, we were organized as a limited liability company. Under the provisions of the Internal Revenue Code and similar state provisions, we were taxed as a partnership and were not liable for income taxes. Instead, earnings and losses were included in the tax returns of our members. Therefore, for periods prior to Reorganization, our consolidated financial statements do not reflect a provision for U.S. federal or state income taxes.

Following our Reorganization, we are taxed as a corporation for U.S. federal, state, local and foreign income tax purposes. Current statutory tax rates in the jurisdictions in which we operate, the United States, Germany, Italy and Japan, are approximately 40.0% (including state taxes), 31.1%, 31.4% and 35.6%, respectively.

Results of Operations

Summary

Net loss attributable to ExOne for 2014 was $21,843 or $1.52 per basic and diluted share, compared with a net loss attributable to ExOne of $6,455 or $0.51 per basic and diluted share for 2013. The increase in our net loss was principally due to (i) a decrease in our gross profit attributed to an unfavorable mix of sales and increases in production costs associated with the expansion of our global facilities and (ii) an increase in operating expenses attributed to increased spending in research and development activities (for materials qualification and machine development) and selling, general and administrative expense (due to increased personnel costs and an increase in provisions for bad debts).

Net loss attributable to ExOne for 2013 was $6,455 or $0.51 per basic and diluted share, compared with a net loss attributable to ExOne of $10,168 for 2012. The decrease in our net loss was principally due to an increase in our revenue and gross profit as a result of a significant increase in 3D printing machine sales for 2013 compared to 2012.

Revenue

The following table summarizes revenue by product line for each of the years ending December 31:

	2014		2013		2012
3D printing machines	$22,792	51.9%	$24,851	62.9%	$15,668	54.7%
3D printed and other products, materials and services	21,108	48.1%	14,629	37.1%	12,989	45.3%

	$43,900	100.0%	$39,480	100.0%	$28,657	100.0%

Revenue for 2014 was $43,900 compared with revenue of $39,480 for 2013, an increase of $4,420, or 11.2%. This increase was principally due to an increase in revenues from 3D printed and other products, materials and services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in revenues associated with our ExCast activities, (iii) an increase in the number of our 3D printing machines that are installed globally (resulting in higher materials and service revenues) and (iv) revenues attributable to MAM and MWT. Offsetting this increase was a decrease in revenues from 3D printing machines as a result of a reduction in volumes (one fewer unit sold as compared to 2013) and an unfavorable mix of sales of machines (based on the average selling price of machines sold) for 2014 as compared to 2013.

The following table summarizes the significant components of the change in revenue by product line for 2014 compared to 2013:

	3D printing machines	3D printed and other products, materials and services	Total
2013	$24,851	$14,629	$39,480
Change in revenue attributed to:
Volume	(746)	6,682	5,936
Pricing and sales mix	(1,203)	—	(1,203)
Foreign currency	(110)	(203)	(313)

	(2,059)	6,479	4,420

2014	$22,792	$21,108	$43,900

Revenue for 2013 was $39,480 compared with revenue of $28,657 for 2012, an increase of $10,823, or 37.8%. This increase was due principally to a higher volume of sales of 3D printing machines (29 for 2013 as compared to 13 for 2012), as well as 3D printed and other products, materials and services based on a continued

increase in customer acceptance and demand for our additive manufacturing technologies. Offsetting increases in volume were decreases attributed to (i) an unfavorable mix of sales of machines, as a higher percentage of machines sold for the 2012 period were S-Max units, our highest price point machine, and (ii) net negative foreign currency movements associated with the devaluation of the Japanese Yen.

The following table summarizes the significant components of the change in revenue by product line for 2013 compared to 2012:

	3D printing machines	3D printed and other products, materials and services	Total
2012	$15,668	$12,989	$28,657
Change in revenue attributed to:
Volume	19,572	1,920	21,492
Pricing and sales mix	(10,101)	—	(10,101)
Foreign currency	(288)	(280)	(568)

	9,183	1,640	10,823

2013	$24,851	$14,629	$39,480

The following table summarizes 3D printing machines sold by type for each of the years ending December 31 (please refer to the Our Machines and Machine Platforms section of Part I Item 1 of this Annual Report on Form 10-K for a description of 3D printing machines by type):

	2014	2013	2012
Machine units sold:
S-Max+	1	—	—
S-Max	11	13	9
S-Print	1	3	3
S-15	1	1	1
M-Print	1	—	—
M-Flex	9	6	—
X1-Lab	4	5	—
Micromachinery	—	1	—

	28	29	13

Cost of Sales and Gross Profit

Cost of sales for 2014 was $33,443 compared with cost of sales of $23,907 for 2013, an increase of $9,536, or 39.9%. Cost of sales as a percentage of revenue was 76.2% for 2014 compared with 60.6% for 2013.

Gross profit for 2014 was $10,457 compared with gross profit of $15,573 for 2013, a decrease of $5,116, or 32.9%. Gross profit percentage was 23.8% for 2014, compared with 39.4% for 2013. This decrease was principally as a result of (i) an unfavorable mix of sales of 3D printing machines versus sales of 3D printed and other products, materials and services, (ii) an increase in our production costs associated with the expansion of our global facilities (including increased personnel costs), (iii) costs incurred in connection with the development of our ExCast strategy and (iv) costs associated with our decision to discontinue our laser micromachining product line.

Cost of sales for 2013 was $23,907 compared with cost of sales of $16,514 for 2012, an increase of $7,393, or 44.8%. Cost of sales as a percentage of revenue was 60.6% for 2013 compared with 57.6% for 2012.

Gross profit for 2013 was $15,573 compared with gross profit of $12,143 for 2012, an increase of $3,430, or 28.2%. Gross profit percentage was 39.4% for 2013, compared with 42.4% for 2012. This decrease was due principally to an unfavorable mix of sales of 3D printing machines versus sales of 3D printed and other products, materials and services, as well as an overall increase in our fixed overhead costs (as a result of opening two new PSCs and general increases in personnel costs in anticipation of future increased volume output).

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the years ending December 31:

	2014	2013	2012
Research and development	$8,178	$5,127	$1,930
Selling, general and administrative	24,029	16,119	18,285

	$32,207	$21,246	$20,215

Operating expenses for 2014 were $32,207 compared with operating expenses of $21,246 for 2013, an increase of $10,961, or 51.6%. Operating expenses as a percentage of revenue were 73.4% for 2014, compared with 53.8% for 2013.

Research and development expenses for 2014 were $8,178 compared with research and development expenses of $5,127 for 2013, an increase of $3,051, or 59.5%. This increase was due primarily to (i) increased costs associated with our materials qualification activities, including materials usage, professional fees and facilities costs associated with our materials development laboratory in the United States, (ii) continued investment in enhancing our 3D printing machine technology, including new machine development, for both direct and indirect printing and (iii) personnel costs associated with an increased headcount (including salaries, related benefits, travel expenses and equity-based compensation).

Selling, general and administrative expenses for 2014 were $24,029 compared with selling, general and administrative expenses of $16,119 for 2013, an increase of $7,910, or 49.1%. This increase was principally due to (i) personnel costs associated with an increased headcount (including salaries, related benefits, travel expenses and equity-based compensation), (ii) an increase in provisions for bad debts as a result of certain receivables experiencing deteriorating credit quality based on either customer-specific or macroeconomic factors, (iii) other growth-related expenses (consulting and professional fees), (iv) higher selling expenses (including higher sales commissions expense and increased trade show expenses), and (v) the impact of the MAM and MWT acquisitions (acquired in March 2014), principally amortization of identified intangible assets.

Operating expenses for 2013 were $21,246 compared with operating expenses of $20,215 for 2012, an increase of $1,031, or 5.1%. Operating expenses as a percentage of revenue were 53.8% for 2013, compared with 70.5% for 2012.

Research and development expenses for 2013 were $5,127 compared with research and development expenses of $1,930 for 2012, an increase of $3,197, or 165.6%. This increase was due primarily to (i) increased costs associated with our materials qualification activities, including additional research and development headcount, materials usage and facilities costs associated with our materials development laboratory in the United States and (ii) continued investment in enhancing our 3D printing machine technology for both direct and indirect printing.

Selling, general and administrative expenses for 2013 were $16,119 compared with selling, general and administrative expenses of $18,285 for 2012, a decrease of $2,166, or 11.8%. This decrease was due principally to a net decrease in equity-based compensation expense for 2013 compared to 2012. The net decrease in equity-

based compensation expense is as a result of the absence of $7,735 in expense for 2012 related to the sale of common units by the majority member of the former limited liability company to another member and two executives of the former limited liability company. Offsetting the net decrease in equity-based compensation were increases in selling, general and administrative expenses in 2013 compared to 2012 associated with (i) merger and acquisition related activities following our secondary public offering of common stock in September 2013, (ii) increased professional service fees (including legal, audit and other consulting expenses), (iii) increased personnel costs associated with an increased headcount (including salaries and related benefits) in making the transition from a private company to a publicly traded company and (iv) increased selling costs (principally selling commissions for machine sale transactions).

Interest Expense

Interest expense for 2014 was $144 compared with interest expense of $372 in 2013, a decrease of $228, or 61.3%. This decrease was due principally to a lower average outstanding debt balance for 2014, as compared to 2013, mostly due to (i) the retirement of the demand note payable to a member in February 2013 and (ii) the settlement of debt held by variable interest entities in connection with our acquisition of certain related assets of those entities in March 2013.

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

Other Income — Net

Other income — net for 2014 was $210 compared with other income — net of $98 for 2013 and other income — net of $221 for 2012. Amounts for all periods consist principally of interest income on cash deposits and other financing activity benefits.

Provision for Income Taxes

The provision for income taxes for 2014, 2013 and 2012 was $159, $370 and $995, respectively. The effective tax rate for 2014, 2013 and 2012 was 0.7%, 6.2% and 11.5% (provision on a loss), respectively. For 2014 and 2013, the effective tax rate differed from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period. For 2012, the effective tax rate differed from the U.S. federal statutory rate of 34.0% primarily due to the effects of (i) limited liability company losses not subject to tax and (ii) net changes in valuation allowances for the period.

We have provided a valuation allowance for our net deferred tax assets as a result of our inability to generate consistent net operating profits in jurisdictions in which we operate. As such, any benefit from deferred taxes in any of the periods presented in our consolidated financial statements has been fully offset by changes in the valuation allowance for net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on (i) our recent historical operating results, (ii) the expected timing of reversal of temporary differences, (iii) various tax planning strategies that we may be able to enact in future periods, (iv) the impact of potential operating changes on our business and (v) our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for 2014. Net income attributable to noncontrolling interests for 2013 was $138 compared with net income attributable to noncontrolling interests of $480 in 2012, a decrease of $342, or 71.3%. Changes in net income attributable to noncontrolling interests for all periods are as a result of the acquisition of net assets in the related variable interest entities completed during the quarter ended March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

We incurred net losses of approximately $21,843, $6,317 and $9,688 for 2014, 2013 and 2012, respectively. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received total unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that our existing capital resources will be sufficient to support our operations through January 1, 2016.

The following table summarizes the significant components of cash flows for each of the years ending December 31:

	2014	2013	2012
Cash used for operating activities	$(28,932)	$(20,192)	$(9,677)
Cash used for investing activities	(32,236)	(21,638)	(1,858)
Cash (used for) provided by financing activities	(677)	137,512	11,011
Effect of exchange rate changes on cash and cash equivalents	(398)	(39)	(170)

Net change in cash and cash equivalents	$(62,243)	$95,643	$(694)

Cash and cash equivalents at end of year	$36,202	$98,445	$2,802

Operating Activities

Cash used for operating activities for 2014 was $28,932 compared with $20,192 for 2013. The increase of $8,740, or 43.3%, was mostly attributed to an increase in our net loss and cash outflows associated with accounts receivable (based on the timing of sales and payments by customers) and inventories (based on an increase in manufacturing capacity). These amounts were offset by lower cash outflows associated with prepaid expenses and other current assets (based on a reduction in increases of prepayments to vendors) and deferred revenue and customer prepayments (mostly due to the timing and amount of prepayments by customers).

Cash used for operating activities for 2013 was $20,192 compared with $9,677 for 2012. The increase of $10,515, or 108.7%, was mostly attributed to an increase in our net loss less depreciation and amortization expense and equity-based compensation and net changes in assets and liabilities as a result of (i) an increase in outflows associated with inventories (as a result of increases in global machine manufacturing activities), (ii) an increase in outflows associated with prepaid expenses and other current assets (attributed mostly to an increase in value-added taxes paid (refundable) and an increase in supplier prepayments), (iii) a decrease in inflows associated with accounts payable and accrued expenses and other liabilities (based on increased purchasing activity and the timing of payment) and (iv) an increase in outflows associated with deferred revenue and customer prepayments (mostly due to the timing and amount of prepayments by customers). These amounts were offset by increased collections activity on accounts receivable.

Investing Activities

Cash used for investing activities for 2014, was $32,236 compared with $21,638 for 2013. The increase of $10,598, or 49.0%, was primarily attributed to increased capital expenditures, mostly due to spending associated with (i) the expansion of our facilities in Germany and the United States to increase our 3D printing machine manufacturing, PSC, research and development and administrative facilities and (ii) the acquisition of the land and building associated with our Japanese subsidiary and cash paid for acquisitions (MAM and MWT).

Our 2015 capital expenditures plan includes approximately $5,000 to $7,000 in spending associated with continued facilities expansions and our ERP system deployment.

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

Financing Activities

Cash used for financing activities for 2014 was $677. Cash provided by financing activities for 2013 and 2012 was $137,512 and $11,011, respectively.

At December 31, 2014, we identified that we were not in compliance with the annual cash flow-to-debt service ratio covenant associated with our building note payable to a bank. We requested and were granted a waiver related to compliance with this annual covenant through December 31, 2015. Related to our 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

At December 31, 2014, we identified that we were not in compliance with the annual equity ratio covenant associated with our line of credit agreement with a German bank. We did not obtain a waiver related to compliance with this annual covenant and believe our borrowing abilities to be restricted on the basis of an event of default under the agreement. At December 31, 2014 and 2013, there were no outstanding short-term borrowings or cash advances on the line of credit. Based on the cancellable nature of the agreement, any future requests for short-term borrowings or cash advances under this arrangement are subject to approval by the bank. Related to our 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

The principal use of cash for 2014 was $1,010 associated with principal payments on outstanding debt (including the payoff of debt assumed in connection with the MAM acquisition) and capital and financing leases offset by $333 in cash proceeds from the exercise of employee stock options.

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

Contractual Obligations

We are required to make future payments under various contracts, including operating lease and license agreements, capital expenditure contracts, long-term debt and capital and financing lease agreements. At December 31, 2014, a summary of our outstanding contractual obligations is as follows:

	Total	2015	2016-2017	2018-2019	Thereafter
Operating activities:
Operating leases	$1,281	$421	$613	$225	$22
License fee obligations	492	392	100	—	—
Deferred revenue and customer prepayments	902	902	—	—	—
Investing activities:
Capital expenditures	246	246	—	—	—
Financing activities:
Long-term debt	2,082	132	277	294	1,379
Capital and financing leases	510	346	154	10	—
Interest	679	97	162	151	269

Total	$6,192	$2,536	$1,306	$680	$1,670

Operating Leases

Operating leases consist of various lease agreements of manufacturing and office facilities, machinery and other equipment and vehicles, expiring in various years through 2020.

License Fee Obligations

License fee obligations include amounts contractually due to third parties for use of patented technology, expiring in 2015 and 2016.

Deferred Revenue and Customer Prepayments

Deferred revenue and customer prepayments require us to deliver products or services to customers over a specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified deliveries could not be made.

Capital Expenditures

Capital expenditures consist of firmly committed amounts under a contract for certain hardware, software and services associated with our enterprise resource planning systems.

Long-Term Debt

Long-term debt consists of the current and noncurrent portion of a note payable used to finance the acquisition of a building. Maturity of this debt instrument extends to 2027.

Capital and Financing Leases

Capital and financing leases consist of obligations associated with (i) leased assets or (ii) sale-leaseback transactions required to be accounted for as financings. Maturity of our capital and financing leases extends to 2019.

Interest

Interest related to long-term debt and capital and financing leases is based on interest rates in effect at December 31, 2014, and is calculated on instruments with maturities that extend to 2027.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Refer to Note 1 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K.

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

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates, and are included in stockholders’ / members’ equity (deficit) as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the consolidated balance sheet.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 51.9%, 63.0% and 72.8% of our consolidated revenue was derived from transactions outside the United States for 2014, 2013 and 2012, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for 2014 would result in an increase (decrease) in revenue of approximately $2,300. These subsidiaries incur nearly all of their expenses (other than intercompany expenses) in their local functional currencies.

At December 31, 2014, we held approximately $36,202 in cash and cash equivalents, of which, approximately $33,873 was held by our United States parent in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The ExOne Company

We have audited the accompanying consolidated balance sheet of The ExOne Company and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ / members’ equity (deficit), and cash flows for the each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ExOne Company and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 26, 2015

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2014	2013	2012
Revenue (Note 17)	$43,900	$39,480	$28,657
Cost of sales	33,443	23,907	16,514

Gross profit	10,457	15,573	12,143
Operating expenses
Research and development	8,178	5,127	1,930
Selling, general and administrative	24,029	16,119	18,285

	32,207	21,246	20,215

Loss from operations	(21,750)	(5,673)	(8,072)
Other (income) expense
Interest expense	144	372	842
Other income — net	(210)	(98)	(221)

	(66)	274	621

Loss before income taxes	(21,684)	(5,947)	(8,693)
Provision for income taxes* (Note 14)	159	370	995

Net loss	(21,843)	(6,317)	(9,688)
Less: Net income attributable to noncontrolling interests	—	138	480

Net loss attributable to ExOne	$(21,843)	$(6,455)	$(10,168)

Net loss attributable to ExOne per common share (Note 3):
Basic	$(1.52)	$(0.51)	N/A *
Diluted	$(1.52)	$(0.51)	N/A *
Comprehensive loss:
Net loss	$(21,843)	$(6,317)	$(9,688)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,851)	(178)	46

Comprehensive loss	(29,694)	(6,495)	(9,642)
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	138	480

Comprehensive loss attributable to ExOne	$(29,694)	$(6,633)	$(10,122)

*	Information not comparable for 2012 as a result of the Reorganization of the Company as a corporation on January 1, 2013 (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,202	$98,445
Accounts receivable — net	14,238	9,042
Inventories — net (Note 5)	17,014	12,764
Prepaid expenses and other current assets	3,138	3,297

Total current assets	70,592	123,548
Property and equipment — net (Note 6)	55,298	32,772
Goodwill (Note 7)	4,665	—
Other noncurrent assets (Note 7)	2,875	2,115

Total assets	$133,430	$158,435

Liabilities
Current liabilities:
Current portion of long-term debt (Note 9)	$132	$127
Current portion of capital and financing leases (Note 10)	346	549
Accounts payable	2,553	1,748
Accrued expenses and other current liabilities (Note 11)	8,424	5,394
Deferred revenue and customer prepayments	902	916

Total current liabilities	12,357	8,734
Long-term debt — net of current portion (Note 9)	1,950	2,082
Capital and financing leases — net of current portion (Note 10)	164	475
Other noncurrent liabilities	414	444

Total liabilities	14,885	11,735

Contingencies and commitments (Note 12)

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,417,803 (2014) and 14,387,608 (2013) shares issued and outstanding	144	144
Additional paid-in capital	154,902	153,363
Accumulated deficit	(28,298)	(6,455)
Accumulated other comprehensive loss (Note 2)	(8,203)	(352)

Total stockholders’ equity	118,545	146,700

Total liabilities and stockholders’ equity	$133,430	$158,435

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2014	2013	2012
Operating activities
Net loss	$(21,843)	$(6,317)	$(9,688)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	4,520	2,372	1,683
Deferred income taxes	(131)	—	—
Equity-based compensation	1,206	711	7,735
Provision for bad debts	2,391	152	40
Changes in fair value of contingent consideration	(185)	—	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Increase in accounts receivable	(7,162)	(823)	(7,117)
Increase in inventories	(9,098)	(8,083)	(4,691)
Increase in prepaid expenses and other assets	(377)	(4,334)	(338)
(Decrease) increase in accounts payable	(97)	(1,100)	1,575
Increase in accrued expenses and other liabilities	1,861	937	1,528
Decrease in deferred revenue and customer prepayments	(17)	(3,707)	(404)

Cash used for operating activities	(28,932)	(20,192)	(9,677)
Investing activities
Capital expenditures	(23,081)	(19,311)	(1,858)
Acquisitions, net of cash acquired of $201	(9,155)	—	—
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	—	(2,327)	—

Cash used for investing activities	(32,236)	(21,638)	(1,858)
Financing activities
Net proceeds from issuance of common stock—initial public offering	—	91,083	—
Net proceeds from issuance of common stock—secondary public offering	—	64,948	—
Proceeds from exercise of employee stock options	333	—	—
Net change in line of credit borrowings	—	(528)	528
Net change in demand note payable to member	—	(9,885)	8,629
Proceeds from long-term debt	—	—	1,194
Proceeds from financing leases	—	—	3,513
Payments on long-term debt	(465)	(5,488)	(1,626)
Payments on capital and financing leases	(545)	(2,162)	(437)
Payment of preferred stock dividends	—	(456)	—
Deferred offering costs	—	—	(712)
Deferred financing costs	—	—	(78)

Cash (used for) provided by financing activities	(677)	137,512	11,011
Effect of exchange rate changes on cash and cash equivalents	(398)	(39)	(170)

Net change in cash and cash equivalents	(62,243)	95,643	(694)
Cash and cash equivalents at beginning of period	98,445	2,802	3,496

Cash and cash equivalents at end of period	$36,202	$98,445	$2,802

Supplemental disclosure of cash flow information
Cash paid for interest	$144	$310	$407

Cash paid for income taxes	$916	$1,334	$1,354

Supplemental disclosure of noncash investing and financing activities
Net assets acquired through acquisitions, net of cash acquired of $201	$9,530	$—	$—

Noncash consideration for acquisitions	$375	$—	$—

Property and equipment included in accounts payable	$819	$—	$—

Property and equipment acquired through financing arrangements	$89	$282	$2,700

Transfer of inventories to property and equipment for internal use	$5,344	$3,338	$2,001

Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,287	$534	$336

Conversion of preferred stock dividends payable and accrued interest to principal amounts due under the demand note payable to member	$—	$1,219	$37

Noncash effect of Reorganization of The Ex One Company, LLC with and into The ExOne Company	$—	$2,371	$—

Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$—	$397	$—

Preferred unit dividends declared but unpaid	$—	$—	$1,437

Reclassification of redeemable preferred units to preferred units	$—	$—	$18,984

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ / Members’ Equity (Deficit)

(in thousands)

	ExOne unitholders / stockholders
	Preferred units		Common units		Members’ deficit	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total members’ / stockholders’ equity (deficit)
	Units	$	Units	$		Shares	$	Shares	$
Balance at December 31, 2011	—	$—	10,000	$10,000	$(27,485)	—	$—	—	$—	$—	$—	$(220)	$2,106	$(15,599)
Preferred unit reclassification	18,984	18,984	—	—	—	—	—	—	—	—	—	—	—	18,984
Preferred unit dividends	—	—	—	—	(1,437)	—	—	—	—	—	—	—	—	(1,437)
Equity-based compensation	—	—	—	—	7,735	—	—	—	—	—	—	—	—	7,735
Net loss	—	—	—	—	(10,168)	—	—	—	—	—	—	—	480	(9,688)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	46	—	46

Balance at December 31, 2012	18,984	18,984	10,000	10,000	(31,355)	—	—	—	—	—	—	(174)	2,586	41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(18,984)	(10,000)	(10,000)	31,355	190	190	5,800	58	(2,619)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	—	—	(190)	(190)	1,998	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	—	—	—	5,483	55	90,316	—	—	—	90,371
Secondary public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	—	—	—	1,106	11	64,937	—	—	—	64,948
Equity-based compensation	—	—	—	—	—	—	—	—	—	711	—	—	—	711
Net loss	—	—	—	—	—	—	—	—	—	—	(6,455)	—	138	(6,317)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(178)	—	(178)
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	—	—	—	—	(2,724)	(2,724)

Balance at December 31, 2013	—	—	—	—	—	—	—	14,387	144	153,363	(6,455)	(352)	—	146,700
Net loss	—	—	—	—	—	—	—	—	—	—	(21,843)	—	—	(21,843)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,851)	—	(7,851)
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,206	—	—	—	1,206
Common stock issued from equity incentive plan	—	—	—	—	—	—	—	30	—	333	—	—	—	333

Balance at December 31, 2014	—	$—	—	$—	$—	—	$—	14,417	$144	$154,902	$(28,298)	$(8,203)	$—	$118,545

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

The Company has considered the proforma effects of its Reorganization on the provision for income taxes for 2012 in its statement of consolidated operations and comprehensive loss and concluded that there would be no difference as compared to the amounts reported, principally due to valuation allowances established against net deferred tax assets. In addition, the Company has omitted basic and diluted earnings per share for the respective comparative year as a result of the Reorganization, as the basis for such calculation is not comparable to the subsequent year’s presentation.

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

The consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy) and through March 27, 2013 (see further description below), two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

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

Liquidity

The Company has incurred net losses of approximately $21,843, $6,317 and $9,688 for 2014, 2013 and 2012, respectively. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering in February 2013 and secondary public offering in September 2013, the Company received total unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operations through January 1, 2016.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make certain judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Areas that require significant judgments, estimates and assumptions include accounting for accounts receivable (including the allowance for doubtful accounts); inventories (including the allowance for slow moving and obsolete inventory); product warranty reserves; income taxes (including the valuation allowance on certain deferred tax assets); equity-based compensation; and business combinations (including fair value estimates of contingent consideration) and testing for impairment of goodwill and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency

The local currency is the functional currency for significant operations outside of the United States. The determination of the functional currency of an operation is made based upon the appropriate economic and management indicators.

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based upon year end exchange rates, and are included in stockholders’ / members’ equity (deficit) as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, which are included in other comprehensive (loss) income in the consolidated statement of operations and comprehensive loss.

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 51.9%, 63.0% and 72.8% of the consolidated revenue of the Company was derived from transactions outside the United States for 2014, 2013 and 2012, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen.

Revenue Recognition

The Company derives revenue from the sale of 3D printing machines and 3D printed and other products, materials and services. Revenue is recognized by the Company when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) selling price is fixed or determinable and (iv) collectibility is reasonably assured.

The Company enters into arrangements that may provide for multiple deliverables to a customer. Sales of 3D printing machines generally include ancillary equipment, materials, installation and training services, the value of a warranty and other optional products and/or services. The Company identifies all products and services that are to be delivered separately under an arrangement and allocates revenue to each based on their relative fair value. Fair values are generally established based on the prices charged when sold separately by the Company (vendor specific objective evidence). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. In the absence of vendor specific objective evidence or third party evidence in leading to a relative fair value for a sale component, the Company’s best estimate of selling price is used. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Certain of the Company’s arrangements for 3D printing machines contain acceptance provisions for which the Company must determine whether it can objectively demonstrate that either company-specific or customer-specific criteria identified in such provisions have been met prior to recognizing revenue on the transaction. To the extent that the Company is able to effectively demonstrate that specific criteria are met, revenue is recognized at the time of delivery (generally when title and risk and rewards of ownership have transferred to the customer), otherwise revenue is deferred until formal acceptance is provided from the customer.

The Company generally provides customers with a standard twelve month warranty on its 3D printing machines. The warranty is not treated as a separate service because the warranty is an integral part of the sale of the 3D printing machine. At the time of sale, a liability is recorded (with an offset to cost of sales in the statement of operations and comprehensive loss) based upon the expected cost of replacement parts and labor to be incurred over the life of the contract period. After the initial twelve month warranty period, the Company offers its customers optional maintenance service contracts. Deferred maintenance service revenue is recognized when the maintenance services are performed since the Company has historical evidence that indicates that the costs of performing the services under the contract are not incurred on a straight-line basis.

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

Shipping and handling costs billed to customers are included in revenue in the consolidated statement of operations and other comprehensive loss. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the consolidated statement of operations and comprehensive loss.

In assessing collectibility as part of the revenue recognition process, the Company considers a number of factors in its evaluation of the creditworthiness of the customer, including past due amounts, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, the Company will defer recognition of revenue until collectibility is assured. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require certain amounts be prepaid. In some circumstances, the Company may require payment in full and may require international customers to furnish letters of credit. These prepayments are reported as deferred revenue and customer prepayments in the consolidated balance sheet. For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms which typically correspond to performance of the related services.

The Company has entered into certain contracts for the sale of its products and services with the federal government under fixed-fee, cost reimbursable and time and materials arrangements. With respect to cost reimbursable arrangements with the federal government, the Company generally bills for products and services in accordance with provisional rates as determined by the Company. To the extent that provisional rates billed under these contracts differ from actual experience, a billing adjustment (through revenue) is made in the period in which the difference is identified (generally upon completion of its annual Incurred Cost Submission filing as required by the federal government). For 2014, 2013 and 2012, revenues and any adjustments related to these contracts were not significant.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates fair value because of the short maturity of the instruments. The Company maintains cash balances with financial institutions located in the United States, Germany, Italy and Japan. The Company places its cash with high quality financial institutions and believes its risk of loss is limited; however, at times, account balances may exceed international and federally insured limits. The Company has not experienced any losses associated with these cash balances.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $2,431 and $63, respectively. During 2014, 2013 and 2012 the Company recorded provisions for bad debts of approximately $2,391, $152 and $40, respectively, associated with customer balances for which collectibility became uncertain as a result of deteriorating credit quality based on either customer-specific or macroeconomic factors.

Inventories

The Company values all of its inventories at the lower of cost, as determined on the first-in, first-out method or market value. Overhead is allocated to work in process and finished goods based upon normal capacity of the Company’s production facilities. Fixed overhead associated with production facilities that are being operated below normal capacity are recognized as a period expense rather than being capitalized as a product cost. An allowance for slow-moving and obsolete inventories is provided based on historical experience and current product demand. These provisions reduce the cost basis of the respective inventories and are recorded as a charge to cost of sales.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty-five years. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives or (ii) the estimated or contractual lives of the related leases. Gains or losses from the sale of assets are recognized upon disposal or retirement of the related assets and are generally recorded in cost of sales in the statement of consolidated operations and comprehensive loss. Repairs and maintenance are charged to expense as incurred.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model. The determination of what constitutes an asset group, the associated undiscounted net cash flows, and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss was recorded by the Company during 2014, 2013 or 2012.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill is not amortized; instead, it is reviewed for impairment annually or more frequently if indicators of impairment exist (a triggering event) or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, including a significant decline in an entity’s market capitalization, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment (an operating segment component). Based on an evaluation of its operational management and reporting structure, the Company has determined that it operates as a single operating segment, operating segment component, and reporting unit.

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

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of a reporting unit to its carrying value, including goodwill (step 1). The Company determines fair value through a combination of the market approach and income approach. The market approach includes consideration of the Company’s market capitalization (as a single reporting unit entity) along with consideration of other factors that could influence the use of market capitalization as a fair value estimate, such as (i) the existence of a control premium in acquiring all of the outstanding shares of the Company, (ii) current trading multiples of comparable entities in comparison to the Company and (iii) market pricing from comparable merger and acquisition transactions. The income approach includes consideration of present value techniques, principally the use of a discounted cash flow model. The development of fair value under both approaches requires the use of significant assumptions and estimates by management.

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

The Company completed its annual review of goodwill during the fourth quarter of 2014 proceeding directly to the two-step quantitative impairment test. The estimated fair value of the Company’s singular reporting unit was determined to be in excess of its carrying value, resulting in no impairment.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs within the statement of consolidated operations and comprehensive loss. Changes in the fair value of contingent consideration obligations can result from adjustments to (i) forecast revenues, profitability or a combination thereto or (ii) discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard twelve month warranty. At the time of sale, a liability is recorded (with an offset to cost of sales in the statement of operations and comprehensive loss) based upon the expected cost of replacement parts and labor to be incurred over the life of the contract period. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the statement of consolidated operations and comprehensive loss in the period such a determination is made. At December 31, 2014 and 2013, product warranty reserves were approximately $1,543 and $943, respectively, and were included in accrued expenses and other current liabilities in the consolidated balance sheet.

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

The Company’s subsidiaries in Germany, Italy and Japan are taxed as corporations under the taxing regulations of Germany, Italy and Japan, respectively. As a result, the consolidated statement of operations and comprehensive loss includes a provision for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries.

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

Advertising

Advertising costs are charged to expense as incurred, and were not significant for 2014, 2013 or 2012.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. The Company makes discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. The Company’s matching contributions to the plan were approximately $269, $92 and $90 in 2014, 2013 and 2012, respectively.

Equity-Based Compensation

The Company recognizes compensation expense for equity-based grants using the straight-line attribution method, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. Fair value of equity-based awards is estimated on the date of grant using the Black-Scholes pricing model. The Company recognized total equity-based compensation expense of approximately $1,206, $711 and $7,735 during 2014, 2013 and 2012, respectively.

Recently Adopted Accounting Guidance

On January 1, 2014, the Company adopted FASB guidance changing the requirements of the Company’s reporting of amounts reclassified out of accumulated other comprehensive income (loss). These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required to be reclassified in its entirety to net income (loss). For other amounts that are not required to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income (loss). Other than additional disclosure requirements, the adoption of these changes did not have a significant impact on the consolidated financial statements of the Company.

Recently Issued Accounting Guidance

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2018, or January 1, 2017, in the event that the Company no longer qualifies as an emerging growth company in accordance with the JOBS Act. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

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

In July 2013, the FASB issued guidance clarifying the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax loss or a tax credit carryforward exists. The amendment requires that unrecognized tax benefits be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. This change becomes effective for the Company on January 1, 2015. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

For the years ended December 31,	2014	2013	2012
Foreign currency translation adjustments
Balance at beginning of period	$(352)	$(174)	$(220)
Other comprehensive (loss) income	(7,851)	(178)	46

Balance at end of period	$(8,203)	$(352)	$(174)

Foreign currency translation adjustments consist of (i) the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (U.S. Dollar) and (ii) certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for any of the periods presented.

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

The weighted average shares outstanding for 2013 include (i) 5,800,000 common shares following the exchange of common units in the former limited liability company for common shares in the Company on a 0.58:1.00 basis in connection with the Reorganization of the Company on January 1, 2013, (ii) the issuance of 5,483,333 common shares in connection with the commencement of the initial public offering of the Company on February 6, 2013, (iii) 1,998,275 common shares following the conversion of preferred shares to common shares in the Company on a 9.5:1.0 basis in connection with the closing of the initial public offering of the Company on February 12, 2013, and (iv) the issuance of 1,106,000 common shares in connection with the commencement of the secondary public offering of the Company on September 9, 2013.

The weighted average shares outstanding for 2014 additionally include (i) the issuance of 5,000 shares of common stock to the independent members of the Board of Directors in the form of a stock bonus award on March 20, 2014, (ii) the annual vesting of 6,666 shares of restricted stock during 2014 and (iii) the issuance of 18,529 shares of common stock during 2014 as a result of employee exercises of incentive stock options.

As ExOne incurred a net loss during 2014 and 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (215,137 — 2014 and 173,333 — 2013) and unvested restricted stock issued (80,834 — 2014 and 20,000 — 2013), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

For the years ended December 31,	2014	2013
Net loss attributable to ExOne	$(21,843)	$(6,455)
Less: Preferred stock dividends declared	—	(152)

Net loss available to ExOne common shareholders	$(21,843)	$(6,607)

Weighted average shares outstanding (basic and diluted)	14,411,054	12,838,230
Net loss attributable to ExOne per common share:
Basic	$(1.52)	$(0.51)
Diluted	$(1.52)	$(0.51)

The Company has omitted basic and diluted earnings per share for 2012 as a result of the Reorganization of the Company (Note 1), as the basis for such calculation is not comparable to subsequent period presentation.

Note 4. Acquisitions

MAM

On March 3, 2014, the Company, through its wholly-owned subsidiary ExOne Americas LLC, entered into an Asset Purchase Agreement to acquire (i) substantially all the assets of Machin-A-Mation Corporation (“MAM”), a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which the MAM business is located from Metal Links, LLC, a Michigan limited liability company. The total purchase price was approximately $4,917, which includes approximately $4,542 in cash and $375 in contingent consideration in the form of a two-year earn-out provision. The two-year earn-out provision is based on a combination of achievement of revenues and gross profit for the acquired business for which the Company assumed full achievement of both targets for each of the respective years from the date of acquisition.

The following table summarizes the final allocation of purchase price:

Accounts receivable	$209
Inventories	224
Prepaid expenses and other current assets	15
Property and equipment	2,998
Intangible assets	503
Goodwill	1,407

Total assets	5,356

Accounts payable	56
Accrued expenses and other current liabilities	45
Long-term debt	338

Total liabilities	439

Total purchase price	$4,917

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Economic Life (in years)
Customer relationships	$464	7
Trade name	24	5
Noncompetition agreement	15	3

	$503

Of the $1,407 of goodwill generated as a result of the MAM acquisition, approximately $1,083 will be deductible for income tax purposes. Goodwill associated with the MAM acquisition relates principally to the complementary nature of the assets acquired in relation to the existing business held by the Company in Troy, Michigan, the combination of which is expected to further enhance the post-printing capabilities of ExOne. As the Company operates as a single operating segment (also a single reporting unit), there is no further assignment of goodwill to a reportable segment.

Immediately following the completion of the MAM acquisition, the Company elected to repay all of the long-term debt assumed as part of the transaction. Prepayment penalties associated with this repayment were not significant and no gain or loss was recorded by the Company.

The Company incurred total acquisition-related expenses of approximately $88 in connection with the MAM acquisition, of which $76 was recognized by the Company during 2014 (the remainder recognized during 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the statement of consolidated operations and comprehensive loss.

The results of operations and pro forma effects of the MAM acquisition are not significant relative to the Company and as such, have been omitted.

MWT

On March 6, 2014, the Company, through its wholly-owned subsidiary ExOne GmbH, entered into a Purchase and Assignment Contract to acquire all of the shares of MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”), a pioneer in industrial-grade microwaves with design and manufacturing experience based in Elz, Germany. The total purchase price was approximately €3,500 ($4,814) which was settled in cash on the date of acquisition.

The following table summarizes the final allocation of purchase price:

Cash and cash equivalents	$201
Accounts receivable*	118
Inventories	476
Prepaid expenses and other current assets	29
Property and equipment	21
Intangible assets	1,704
Goodwill	3,685

Total assets	6,234

Accounts payable	128
Accrued expenses and other current liabilities	605
Deferred revenue and customer prepayments*	195
Deferred income taxes	492

Total liabilities	1,420

Total purchase price	$4,814

*	Included in accounts receivable and deferred revenue and customer prepayments were amounts due to MWT and the Company at the date of acquisition of approximately $117 and $195, respectively. These amounts were settled between the parties immediately following completion of the acquisition, resulting in no impact to the consolidated financial statements of the Company.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Economic Life (in years)
Unpatented technology	$1,668	4
Trade name	36	4

	$1,704

None of the goodwill associated with the MWT acquisition is deductible for income tax purposes. Goodwill associated with the MWT acquisition relates principally to the complementary nature of the industrial microwave technologies acquired in relation to the existing business held by the Company in Gersthofen, Germany, the combination of which is expected to further enhance the post-printing capabilities of ExOne. As the Company operates as a single operating segment (also a single reporting unit), there is no further assignment of goodwill to a reportable segment.

The Company incurred total acquisition-related expenses of approximately $143 in connection with the MWT acquisition, of which $138 was recognized by the Company during 2014 (the remainder recognized during 2013). Acquisition-related expenses are expensed as incurred in accordance with FASB guidance associated with business combination activities, with amounts included in selling, general and administrative expenses in the statement of consolidated operations and comprehensive loss.

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

Note 5. Inventories

Inventories consist of the following at December 31:

	2014	2013
Raw materials and components	$10,838	$6,253
Work in process	4,221	5,957
Finished goods	1,955	554

	$17,014	$12,764

Raw materials and components consist of consumable materials and component parts associated with 3D printing machine manufacturing and support activities. Work in process consists of 3D printing machines, subassemblies and other products in varying stages of completion. Finished goods consist of 3D printing machines and other products prepared for delivery in accordance with customer specifications.

At December 31, 2014 and 2013, the allowance for slow-moving and obsolete inventories was approximately $1,241 and $750, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2014, is approximately $419 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

Note 6. Property and Equipment

Property and equipment consist of the following at December 31:

	2014	2013	Economic Life (in years)
Land	$7,154	$5,216	N/A
Buildings and related improvements	27,031	6,377	35
Machinery and equipment	18,510	11,452	3-25
Other	4,935	2,129	3-7

	57,630	25,174
Less: Accumulated depreciation	(7,213)	(5,096)

	50,417	20,078
Construction-in-progress	4,881	12,694

Property and equipment — net	$55,298	$32,772

Machinery and equipment includes assets leased by the Company of approximately $1,057 and $1,282 at December 31, 2014 and 2013, respectively.

Machinery and equipment includes assets leased to customers under operating lease arrangements of approximately $1,371 and $261 at December 31, 2014 and 2013, respectively. The carrying value of these assets was approximately $844 and $53 at December 31, 2014 and 2013, respectively. Minimum future rentals of machinery and equipment under non-cancellable arrangements at December 31, 2014, are not significant on the basis of terms of the related contracts.

Depreciation expense was approximately $4,139, $2,372 and $1,683 for 2014, 2013 and 2012, respectively.

Note 7. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

Balance at December 31, 2013	$—
Acquisition of businesses	5,092
Foreign currency translation adjustments	(427)

Balance at December 31, 2014	$4,665

There were no goodwill impairment charges recorded during 2014 or accumulated impairment losses recorded at December 31, 2014.

Other intangible assets, which are included in other noncurrent assets on the accompanying consolidated balance sheet, were as follows:

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,474	$(307)	$1,167
Customer relationships	464	(55)	409
Trade names	56	(11)	45
Noncompetition agreement	15	(4)	11

	$2,009	$(377)	$1,632

There were no intangible assets recorded by the Company at December 31, 2013. Amortization expense related to the intangible assets was approximately $381 for 2014.

Future estimated amortization expense related to the intangible assets at December 31, 2014, is approximately as follows:

2015	$453
2016	453
2017	449
2018	134
2019	67
Thereafter	76

$1,632

Note 8. Line of Credit

The Company has a line of credit agreement which provides for short-term borrowings or cash advances (overdrafts) with a German bank collateralized by certain assets of the Company for approximately $700 (€600). At December 31, 2014, the interest rate associated with short-term borrowings or cash advances was 6.20% (additional amounts beyond available capacity would bear interest at 10.20%). The agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of short-term borrowings or cash advances. There is no commitment fee associated with this agreement.

At December 31, 2014, the Company identified that it was not in compliance with the annual equity ratio covenant associated with the line of credit agreement. The Company did not obtain a waiver related to compliance with this annual covenant and believes its borrowing abilities to be restricted on the basis of an event of default under the agreement. At December 31, 2014 and 2013, there were no outstanding short-term borrowings or cash advances on the line of credit. Based on the cancellable nature of the agreement, any future requests for short-term borrowings or cash advances under this arrangement would be subject to approval by the bank. Related to the 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

The Company also maintains certain agreements for transactions requiring security (letters of credit or guarantees) with a German bank. At December 31, 2014, the interest rate associated with transactions requiring security was 1.75%. At December 31, 2014 and 2013, the Company had transactions guaranteed by these agreements of approximately $1,442 (€1,186) and $982 (€713), respectively.

Note 9. Long-Term Debt

Long-term debt consists of the following at December 31:

	2014	2013
Building note payable to a bank	$2,082	$2,209

Terms of the building note payable to a bank include monthly payments of approximately $18 including interest at 4.00% through May 2017, and subsequently, the monthly average yield on U.S. Treasury Securities plus 3.25% for the remainder of the term through May 2027.

At December 31, 2014, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable to the bank. The Company requested and was granted a waiver related to compliance with this annual covenant as of December 31, 2014 and 2015. Related to the 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

Future maturities of long-term debt at December 31, 2014, are approximately as follows:

2015	$132
2016	138
2017	139
2018	143
2019	151
Thereafter	1,379

$2,082

Note 10. Leases

Capital and Financing

In November 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $974 (€737) with repayment of the lease occurring over a three-year period beginning in January 2013. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $207 (€170) and $468 (€340) at December 31, 2014 and 2013, respectively.

In March 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $985 (€739) with repayment of the lease occurring over a three-year period beginning in April 2012. The present value of the future minimum lease payments, including an interest rate of 6.0%, was approximately $60 (€49) and $330 (€239) at December 31, 2014 and 2013, respectively.

In addition, the Company leases certain other equipment and vehicles under capital lease arrangements, expiring in various years through 2019.

Future maturities of capital and financing leases at December 31, 2014, are approximately as follows:

2015	$346
2016	82
2017	72
2018	8
2019	2
Thereafter	—

$510

Operating

The Company leases various manufacturing and office facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2020.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2014, are approximately as follows:

2015	$421
2016	338
2017	275
2018	180
2019	45
Thereafter	22

$1,281

Rent expense under operating lease arrangements was approximately $982, $1,072 and $984 for 2014, 2013 and 2012, respectively.

Note 11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2014	2013
Accrued payroll and related costs	$2,087	$1,266
Product warranty reserves	1,543	943
Accrued sales commissions	951	315
Liability for uncertain tax positions	871	768
Accrued professional fees	405	298
Accrued license fees	392	880
Deferred income taxes	306	—
Other	1,869	924

	$8,424	$5,394

Note 12. Contingencies and Commitments

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	2014	2013
Equity-based compensation expense recognized:
Incentive stock options	$633	$580
Restricted stock	376	131
Stock bonus awards	197	—

Total equity-based compensation expense before income taxes	1,206	711
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$1,206	$711

*	The benefit for income taxes from equity-based compensation has been determined to be $0 based on valuation allowances against net deferred tax assets for 2014 and 2013. In the absence of valuation allowances against net deferred tax assets, the tax benefit derived from equity-based compensation has been estimated to be approximately $231 and $119 for 2014 and 2013, respectively.

At December 31, 2014, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,276 for incentive stock options (“ISOs”) and $1,490 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

Both ISOs and restricted stock awards issued by the Company vest in one-third increments on the first, second and third anniversaries of the date of grant, respectively. Stock bonus awards issued by the Company vested immediately upon issuance.

The fair value of ISOs was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Weighted average fair value per ISO	$9.60	$11.03
Volatility	67.00%	68.70%
Average risk-free interest rate	1.76%	1.07%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	6.0

Expected volatility has been estimated based on historical volatilities of certain peer group companies over the expected term of the awards, due to a lack of historical stock prices for a period at least equal to the expected term of issued awards. The average risk-free rate is based on a weighted average yield curve of risk-free interest rates consistent with the expected term of the awards. Expected dividend yield is based on historical dividend data as well as future expectations. Expected term has been calculated using the simplified method as the Company does not have sufficient historical exercise experience upon which to base an estimate.

The activity for ISOs was as follows:

	2014			2013
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	173,333	$18.00	$11.03	—	$—	$—
ISOs granted	62,000	$15.74	$9.60	180,000	$18.00	$11.03
ISOs exercised	(18,529)	$18.00	$11.03	—	$—	$—
ISOs forfeited	(1,667)	$18.00	$11.03	(6,667)	$18.00	$11.03

Outstanding at end of year	215,137	$17.35	$10.62	173,333	$18.00	$11.03

ISOs exercisable at end of year	39,804	$18.00	$11.03	—	$—	$—
ISOs expected to vest at end of year	166,638	$17.21	$10.53	164,852	$18.00	$11.03

At December 31, 2014, there was no intrinsic value associated with ISOs exercisable. At December 31, 2014, the aggregate intrinsic value of ISOs expected to vest was approximately $62. The weighted average remaining contractual term of ISOs expected to vest at December 31, 2014, was approximately 6.8 years. ISOs with an aggregate intrinsic value of approximately $312 were exercised by employees during 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $333. The Company received no income tax benefit related to these exercises. There were no exercises during 2013.

The activity for restricted stock awards was as follows:

	2014		2013
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	20,000	$23.26	—	$—
Restricted shares granted	67,500	$22.69	20,000	$23.26
Restricted shares vested	(6,666)	$23.26	—	$—
Restricted shares forfeited	—	$—	—	$—

Outstanding at end of year	80,834	$22.78	20,000	$23.26

Restricted shares expected to vest	80,834	$22.78	20,000	$23.26

Restricted shares vesting during 2014 had a fair value of approximately $282.

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

Note 14. Income Taxes

Prior to Reorganization the Company was a limited liability company whereby its members were taxed on a proportionate share of the Company’s taxable income. Following the merger of The Ex One Company, LLC with and into The ExOne Company, The ExOne Company became a corporation, taxable for federal, state, local and foreign income tax purposes. On January 1, 2013, the Company recorded a net deferred tax asset of approximately $410 based on the difference between the book and tax basis of assets and liabilities as of that date. Due to a history of operating losses by the limited liability company, a valuation allowance of 100% of the initial net deferred tax asset was established.

The components of loss before taxes were as follows:

	2014	2013	2012
United States	$(15,683)	$(9,675)	$(12,634)
Foreign	(6,001)	3,728	3,941

Loss before income taxes	$(21,684)	$(5,947)	$(8,693)

The provision (benefit) for income taxes consisted of the following:

	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
United States	$—	$20	$20	$—	$—	$—	$—	$—	$—
Foreign	290	(151)	139	370	—	370	995	—	995

Provision (benefit) for income taxes	$290	$(131)	$159	$370	$—	$370	$995	$—	$995

The net benefit for deferred income taxes for 2014 includes approximately $54 associated with net operating loss carryforwards.

A reconciliation of the provision for income taxes at the U.S. statutory rate of 34.0% to the effective rate of the Company for the years ended December 31 is as follows:

	2014	2013	2012
U.S. statutory rate (34.0%)	$(7,373)	$(2,022)	$(2,956)
Unbenefitted limited liability company losses	—	—	3,931
Taxes on foreign operations	(154)	(95)	(164)
Increase in uncertain tax positions	210	323	146
Net change in valuation allowances	6,980	2,029	8
Permanent differences and other	496	135	30

Provision for income taxes and effective tax rate	$159	$370	$995

Effective tax rate	(0.7%)	(6.2%)	(11.5%)

The components of net deferred income tax assets and net deferred income tax liabilities were as follows:

	2014	2013
Deferred tax assets
Accounts receivable	$836	$23
Inventories	300	452
Property and equipment	403	820
Accrued expenses and other current liabilities	849	591
Net operating loss carryforwards	7,375	2,694
Tax credit carryforwards	765	874
Other	1,012	266
Valuation allowance	(11,069)	(5,172)

Total deferred tax assets	471	548
Deferred tax liabilities
Other	(794)	(548)

Total deferred tax liabilities	(794)	(548)

Net deferred tax liabilities	$(323)	$—

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits. As such, any benefit from deferred taxes in any of the periods presented has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on (i) recent historical operating results, (ii) the expected timing of reversal of temporary differences, (iii) various tax planning strategies that the Company may be able to enact in future periods, (iv) the impact of potential operating changes on the business and (v) forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2014	2013
Beginning balance	$5,172	$3,468
Increase to allowances	6,980	2,029
Foreign currency translation and other adjustments	(1,083)	(325)

Ending balance	$11,069	$5,172

The increase to allowances for 2013 includes approximately $410 associated with the allowance recorded against the initial net deferred tax asset resulting from the formation of the The ExOne Company as a corporation, taxable for federal, state, local and foreign income tax purposes on January 1, 2013.

At December 31, 2014, the Company had approximately $3,976 and $13,429 in net operating loss carryforwards which expire in 2033 and 2034, respectively, and $765 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2014, the Company had approximately $2,045 in net operating loss carryforwards which expire from 2015 through 2023, to offset the future taxable income of its Japanese subsidiary. At December 31, 2014, the Company had approximately $4,214 in net operating loss carryforwards which do not expire, to offset the future taxable income of its collective German and Italian subsidiaries.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At December 31, 2014 and 2013, the liability for uncertain tax positions was approximately $871 and $768, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheet. In addition, at December 31, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of approximately $195 and $159, respectively, which were fully offset against net operating loss carryforwards of the respective subsidiaries. At December 31, 2013, the Company had a liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $93, which was fully offset against net operating loss carryforwards of this subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 was as follows:

	2014	2013	2012
Beginning balance	$768	$416	$264
Increases related to current year tax positions	210	323	146
Foreign currency translation adjustments	(107)	29	6

Ending balance	$871	$768	$416

The Company includes interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of operations and comprehensive loss.

The Company files income tax returns in the United States (effective in 2013), Germany, Italy (effective in 2014) and Japan. The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2014:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2013-2014
Germany	2011-2014
Italy	2014
Japan	2005-2014

Note 15. Fair Value Measurements

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	2014	2013
Accrued expenses and other current liabilities:
MAM contingent consideration	3	$190	$—

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

During 2014, the Company recorded net changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately $185, with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2014 are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014 (resulting in a credit to selling, general and administrative expenses of approximately $195), and (ii) the impact of discounting future cash payments on the associated liabilities (resulting in a charge to selling, general and administrative expense of approximately $10).

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	2014	2013
Beginning balance	$—	$—
Purchases	—	—
Sales	—	—
Issuances	375	—
Settlements	—	—
Realized (gains) losses	(195)	—
Unrealized (gains) losses	10	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$190	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$36,202	$36,202	$98,445	$98,445
Current portion of long-term debt	$132	$132	$127	$127
Current portion of capital and financing leases	$346	$346	$549	$549
Long-term debt — net of current portion	$1,950	$2,022	$2,082	$1,666
Capital and financing leases — net of current portion	$164	$164	$475	$475

The carrying amounts of cash and cash equivalents, current portion of long-term debt and current portion of capital and financing leases approximate fair value due to their short-term maturities. Cash and cash equivalents are classified in Level 1; current portion of long-term debt, current portion of capital and financing leases, long-term debt — net of current portion and capital and financing leases – net of current portion are classified in Level 2.

Note 16. Customer Concentrations

During 2014, 2013 and 2012, the Company conducted a significant portion of its business with a limited number of customers. For 2014, 2013 and 2012 the Company’s five most significant customers represented approximately 23.1%, 25.5% and 31.7% of total revenue, respectively. At December 31, 2014 and 2013, accounts receivable from the Company’s five most significant customers were approximately $6,326 and $5,912, respectively.

Note 17. Related Party Transactions

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a related entity under common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent an arms length selling price and was approved prior to execution by the Board of Directors of the Company. The Company recorded revenue of approximately $815 on this sale during 2014 (with the remainder deferred until 2015). During 2014, additional sales of products and/or services to related entities, both individually and in the aggregate, were not significant.

During 2013 and 2012, the Company provided various services to several related entities under common control by the Chairman and CEO of the Company, primarily in the form of accounting, finance, information technology and human resource outsourcing, which were reimbursed by the related entities. The cost of these services was approximately $133 and $281 for 2013 and 2012, respectively. The provision of these services was discontinued by the Company in 2013.

Amounts due from related entities at December 31, 2014 and 2013, were not significant.

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement is approximately $75, of which $25 was included in selling, general and administrative expenses in the statement of consolidated operations and comprehensive loss for 2014 based on the services rendered. In connection with his appointment to the Board of Directors of the Company, approval of this arrangement under company policy for related party transactions was granted.

Separate from the consulting agreement described above, the Company has purchased certain raw materials and components, website design services and the corporate use of an airplane and leased office space from related entities under common control by the Chairman and CEO of the Company. The cost of these products and/or services was approximately $90, $185 and $149 for 2014, 2013 and 2012, respectively. None of the transactions met a threshold requiring review and approval by the Board of Directors of the Company.

Amounts due to related entities at December 31, 2014 and 2013, were not significant.

During 2014, the Company also received the benefit of the corporate use of an airplane from a related entity under common control by the Chairman and CEO of the Company for no consideration. The value of this benefit was not significant.

Note 18. Segment, Product and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly-owned subsidiaries in the United States, Germany, Italy and Japan.

Revenue by product for the year ended December 31 was as follows:

	2014	2013	2012
3D printing machines	$22,792	$24,851	$15,668
3D printed and other products, materials and services	21,108	14,629	12,989

	$43,900	$39,480	$28,657

Geographic information for revenue for the year ended December 31 was as follows (based on the country where the sale originated):

	2014	2013	2012
United States	$21,115	$14,596	$7,802
Germany	18,118	14,744	13,956
Japan	4,623	10,140	6,899
Italy	44	—	—

	$43,900	$39,480	$28,657

Geographic information for long-lived assets at December 31 was as follows (based on the physical location of assets):

	2014	2013
United States	$20,334	$13,257
Germany	28,522	18,219
Japan	4,978	1,296
Italy	1,464	—

	$55,298	$32,772

Note 19. Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described below.

On February 6, 2015, the Board of Directors authorized an aggregate award of 17,500 shares of restricted stock under the 2013 Equity Incentive Plan to certain members of the Board of Directors. These awards vest on the one year anniversary of the date of grant. Separately, on March 16, 2015, the Board of Directors authorized an award of 5,000 shares of restricted stock under the 2013 Equity Incentive Plan to an executive of the Company. These awards vest in one-third increments on the first, second and third anniversaries of the date of grant, respectively.

The ExOne Company and Subsidiaries

Supplemental Quarterly Financial Information (unaudited)

(in thousands, except per-share amounts)

	For the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$15,765	$9,649	$11,201	$7,285
Gross profit	$3,855	$2,487	$2,496	$1,619
Net loss attributable to ExOne	$(7,200)	$(4,451)	$(4,665)	$(5,527)
Net loss attributable to ExOne per common share*:
Basic	$(0.50)	$(0.31)	$(0.32)	$(0.38)
Diluted	$(0.50)	$(0.31)	$(0.32)	$(0.38)

	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$10,695	$11,621	$9,230	$7,934
Gross profit	$3,303	$5,251	$4,181	$2,838
Net loss attributable to ExOne	$(3,197)	$(224)	$(1,120)	$(1,914)
Net loss attributable to ExOne per common share*:
Basic	$(0.22)	$(0.02)	$(0.08)	$(0.20)
Diluted	$(0.22)	$(0.02)	$(0.08)	$(0.20)

*	Per-share amounts are calculated independently for each quarter presented; therefore the sum of the quarterly per-share amounts may not equal the per-share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which are described below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weaknesses in internal control over financial reporting is as follows:

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

The design and operating effectiveness of internal controls related to our information technology systems was not sufficient to allow for accurate and timely reporting of our consolidated financial results. Each of our primary locations (United States, Germany, Italy and Japan) utilizes separate and distinct information technology platforms to record, process and summarize transactions. As a result, our process to consolidate and report financial information is substantially a manual process and inherently subject to error.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 due to the existence of identified material weaknesses.

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

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have put into place a comprehensive plan to remediate the underlying causes of the identified material weaknesses. Our plan throughout 2014 and into 2015 is to continue to take additional steps and implement measures to remediate the underlying causes of the identified material weaknesses including:

(i)	Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes by our Director of Internal Audit and Controls (hired in June 2014), improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary.

(ii)	Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. This includes our ongoing process to enhance our global ERP systems with the goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)	Continuing to add financial personnel with adequate knowledge and experience in GAAP. During 2014, we added several personnel with extensive GAAP experience and redesigned our reporting structure and responsibilities to enhance the review of financial information for both internal financial analysis and external financial reporting. We expect to continue this process during 2015.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information (i) under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II Item 5 of this Annual Report on Form 10-K and (ii) under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Independence of the Board of Directors and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer

Date:	March 26, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ S. Kent Rockwell	March 26, 2015	Chief Executive Officer; Director (Principal Executive Officer)

/s/ Brian W. Smith	March 26, 2015	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David J. Burns	March 26, 2015	Director

/s/ John Irvin	March 26, 2015	Director

/s/ Raymond J. Kilmer	March 26, 2015	Director

/s/ Victor Sellier	March 26, 2015	Director

/s/ Lloyd A. Semple	March 26, 2015	Director

/s/ Bonnie K. Wachtel	March 26, 2015	Director

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

Exhibit Number	Description	Method of Filing

2.1	Asset Purchase Agreement dated March 27, 2013 between the Company and Troy Metal Fabricating, LLC.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 29, 2013.

2.2	Asset Purchase Agreement dated March 27, 2013 between the Company and Lone Star Metal Fabrication, LLC.	Incorporated by reference to Exhibit 2.2 to Form 8-K (#001-35806) filed on March 29, 2013.

2.3	Asset Purchase Agreement dated March 3, 2014 by and between ExOne Americas LLC, Machin-A-Mation Corporation, Metal Links, LLC and William Dega.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 7, 2014.

2.4	Purchase and Assignment Contract, dated March 6, 2014, between Reinhard Schulze and ExOne GmbH.	Incorporated by reference to Exhibit 2.2 to Form 8-K (#001-35806) filed on March 7, 2014.

2.5	Real Estate Sale and Purchase Agreement, dated as of May 29, 2014, by and between Dusty YK and ExOne KK.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on June 2, 2014.

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to Form 8-K (#001-35806) filed on March 29, 2013.

3.3	Amendment to Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to Form 8-K (#001-35806) filed on August 20, 2013.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

10.1	Amended and Restated Exclusive Patent License Agreement dated January 1, 2011, by and between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.2	First Amendment to the Amended and Restated Exclusive Patent License Agreement, dated as of January 1, 2013, by and between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

Exhibit Number	Description	Method of Filing

10.3	Employment Agreement, dated June 1, 2012, by and between the Company and S. Kent Rockwell.*	Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.4	Employment Agreement, dated June 1, 2012, by and between the Company and David Burns.*	Incorporated by reference to Exhibit 10.3 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.5	Employment Agreement dated December 23, 2013 between the ExOne Company and Rainer Hoechsmann.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on December 23, 2013.

10.6	Managing Director Contract dated December 23, 2013 between the ExOne Company and Rainer Hoeschmann.*	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on December 23, 2013.

10.7	Employment Agreement, dated March 7, 2013, by and between the Company and JoEllen Lyons Dillon.*	Incorporated by reference to Exhibit 10.17 to Form 10-K (#001-35806) filed on March 29, 2013.

10.8	Letter dated March 16, 2015 from The ExOne Company to Hans J. Sack.*	Incorporated by reference to Exhibit 10-.1 to Current Report on Form 8-K (#001-35806) filed on March 16, 2015.

10.9	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.10	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.11	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.12	Form of Stock Bonus Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) for year ended December 31, 2013 filed on March 20, 2014.

10.13	2015 ExOne Umbrella Annual Incentive Plan under 2013 Equity Incentive Plan.*	Filed herewith.

10.14	Kontokorrentkredit Overdraft Agreement, dated July 29, 2011, Between ExOne GmbH and Stadtsparkasse Augsburg. (translated from German).	Incorporated by reference to Exhibit 10.12 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.15	Aval Kredit-Rahmanvertrag, Linton Bank Guarantees, dated July 29, 2011, Between ExOne GmbH and Stadtsparkasse Augsburg. (translated from German).	Incorporated by reference to Exhibit 10.13 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

Exhibit Number	Description	Method of Filing

10.16	Abtretung von Außenständer, Assignment of Receivables, dated July 29, 2011, Between ExOne GmbH and Stadtsparkasse Augsburg. (translated from German).	Incorporated by reference to Exhibit 10.14 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.17	Leasing Contract, Agreement Concerning Use of Machine, Sale and Leaseback Agreement, dated November 21, 2012, between ExOne GmbH and Deutsche für Sparkassen und Mittelstand GmbH (translated from German).	Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.18	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 3.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.19	Offer to Conclude a Sales Contract.	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

10.20	Sales Contract.	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

10.21	General Contractor Agreement.	Incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Form S-1 Registration Statement (#333-190768) filed on September 3, 2013.

10.22	Statement of Work, dated as of March 6, 2014, by and among The ExOne Company, ExOne GmbH and proALPHA Consulting GmbH.	Incorporated by reference to Exhibit 1.1 to Form 8-K (#001-35806) filed on March 11, 2014.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Baker Tilly Virchow Krause, LLP.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Interactive Data File.	Filed herewith.

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