Form 10-Q
period 2015-03-31
ExOne Co
filed 2015-06-12
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of June 12, 2015, 14,521,137 shares of common stock, par value $0.01, were outstanding.

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

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended March 31,
	2015	2014
Revenue	$6,793	$7,285

Cost of sales	6,793	5,666

Gross profit	—	1,619

Operating expenses
Research and development	1,734	1,844
Selling, general and administrative	6,118	5,201

	7,852	7,045

Loss from operations	(7,852)	(5,426)

Other (income) expense
Interest expense	28	29
Other income - net	(150)	(92)

	(122)	(63)

Loss before income taxes	(7,730)	(5,363)

(Benefit) provision for income taxes	(59)	164

Net loss	$(7,671)	$(5,527)

Net loss per common share:
Basic	$(0.53)	$(0.38)
Diluted	$(0.53)	$(0.38)

Comprehensive loss:
Net loss	$(7,671)	$(5,527)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,348)	112

Comprehensive loss	$(13,019)	$(5,415)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30,101	$36,202
Accounts receivable - net of allowance of $2,139 (2015) and $2,431 (2014)	10,221	14,238
Inventories - net	17,759	17,014
Prepaid expenses and other current assets	3,993	3,138

Total current assets	62,074	70,592
Property and equipment - net	54,250	55,298
Goodwill	4,316	4,665
Other noncurrent assets	2,337	2,875

Total assets	$122,977	$133,430

Liabilities
Current liabilities:
Current portion of long-term debt	$134	$132
Current portion of capital and financing leases	216	346
Accounts payable	3,897	2,553
Accrued expenses and other current liabilities	7,941	8,424
Deferred revenue and customer prepayments	2,592	902

Total current liabilities	14,780	12,357
Long-term debt - net of current portion	1,916	1,950
Capital and financing leases - net of current portion	144	164
Other noncurrent liabilities	208	414

Total liabilities	17,048	14,885

Contingencies and commitments

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,428,634 (2015) and 14,417,803 (2014) shares issued and outstanding	144	144
Additional paid-in capital	155,305	154,902
Accumulated deficit	(35,969)	(28,298)
Accumulated other comprehensive loss	(13,551)	(8,203)

Total stockholders’ equity	105,929	118,545

Total liabilities and stockholders’ equity	$122,977	$133,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Quarter Ended March 31,
	2015	2014
Operating activities
Net loss	$(7,671)	$(5,527)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	1,218	733
Deferred income taxes	(79)	—
Equity-based compensation	403	440
Provision for bad debts	(128)	21
Changes in fair value of contingent consideration	3	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Decrease (increase) in accounts receivable	2,628	(147)
Increase in inventories	(1,916)	(3,811)
(Increase) decrease in prepaid expenses and other assets	(489)	311
Increase in accounts payable	1,267	1,213
Decrease in accrued expenses and other liabilities	(328)	(91)
Increase in deferred revenue and customer prepayments	996	532

Cash used for operating activities	(4,096)	(6,326)

Investing activities
Capital expenditures	(1,769)	(5,141)
Acquisitions, net of cash acquired of $201	—	(9,230)

Cash used for investing activities	(1,769)	(14,371)

Financing activities
Proceeds from exercise of employee stock options	—	318
Payments on long-term debt	(32)	(369)
Payments on capital and financing leases	(125)	(134)

Cash used for financing activities	(157)	(185)

Effect of exchange rate changes on cash and cash equivalents	(79)	27

Net change in cash and cash equivalents	(6,101)	(20,855)
Cash and cash equivalents at beginning of period	36,202	98,445

Cash and cash equivalents at end of period	$30,101	$77,590

Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$13	$556

Transfer of inventories to property and equipment for internal use	$2,506	$1,524

Net assets acquired through acquisitions, net of cash acquired of $201	$—	$9,685

Noncash consideration for acquisitions	$—	$455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	$
Balance at December 31, 2013	14,387	$144	$153,363	$(6,455)	$(352)	$146,700
Net loss	—	—	—	(5,527)	—	(5,527)
Other comprehensive income	—	—	—	—	112	112
Equity-based compensation	—	—	440	—	—	440
Common stock issued from equity incentive plan	30	—	318	—	—	318

Balance at March 31, 2014	14,417	$144	$154,121	$(11,982)	$(240)	$142,043

Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(7,671)	—	(7,671)
Other comprehensive loss	—	—	—	—	(5,348)	(5,348)
Equity-based compensation	—	—	403	—	—	403
Common stock issued from equity incentive plan	11	—	—	—	—	—

Balance at March 31, 2015	14,428	$144	$155,305	$(35,969)	$(13,551)	$105,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation and Principles of Consolidation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne Property GmbH (Germany), ExOne KK (Japan); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); and effective in May 2014, ExOne Italy S.r.l (Italy). Collectively, the consolidated group is referred to as the “Company”.

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

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes all disclosures required by GAAP.

Liquidity

The Company has incurred net losses in each of its annual periods since its inception. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $7,671 for the quarter ended March 31, 2015. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operations through April 1, 2016.

The Company has additionally considered the impact of continued operating losses and cash flow deficiencies on the carrying value of goodwill and long-lived assets held and used by the Company. Based on the assessment completed by management, no impairment loss has been recorded by the Company during the quarter ended March 31, 2015. Assessing the recoverability of goodwill and long-lived assets held for use requires significant judgments and estimates by management. A deterioration in general economic conditions, negative developments in equity and credit markets, a significant decline in the Company’s market capitalization, adverse changes in the markets in which the Company operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among other indicators, could cause a future assessment to be performed which may result in an impairment of goodwill, long-lived assets held for use, or both, resulting in an material adverse effect on the financial position and results of operations of the Company.

Recently Adopted Accounting Guidance

On January 1, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) guidance clarifying the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax loss or a tax credit carryforward exists. The amendment requires that unrecognized tax benefits be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. Previously, there was diversity in practice as no explicit guidance existed. As the Company had previously followed the now required presentation, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs in financial statements. These changes require an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. These changes become effective for the Company on December 31, 2016, or March 31, 2016, in the event that the Company no longer qualifies as an emerging growth company in accordance with the JOBS Act. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended March 31,
Foreign currency translation adjustments	2015	2014
Balance at beginning of period	$(8,203)	$(352)
Other comprehensive (loss) income	(5,348)	112

Balance at end of period	$(13,551)	$(240)

Foreign currency translation adjustments consist of (i) the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (U.S. Dollar) and (ii) certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated.

There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for either of the periods presented.

Note 3. Earnings Per Share

The Company presents basic and diluted net loss per common share amounts. Basic net loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted net loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

As the Company incurred a net loss during each of the quarters ended March 31, 2015 and 2014, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (207,803 – 2015 and 155,637 – 2014) and unvested restricted stock issued (92,503 – 2015 and 25,834 – 2014), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended March 31,
	2015	2014
Net loss	$(7,671)	$(5,527)
Weighted average shares outstanding (basic and diluted)	14,423,237	14,392,403
Net loss per common share:
Basic	$(0.53)	$(0.38)
Diluted	$(0.53)	$(0.38)

Note 4. Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials and components	$10,775	$10,838
Work in process	4,466	4,221
Finished goods	2,518	1,955

	$17,759	$17,014

Raw materials and components consist of (i) consumable materials and (ii) component parts and subassemblies associated with 3D printing machine manufacturing and support activities. Work in process consists of 3D printing machines and other products in varying stages of completion. Finished goods consist of 3D printing machines and other products prepared for delivery in accordance with customer specifications.

At March 31, 2015 and December 31, 2014, the allowance for slow-moving and obsolete inventories was approximately $1,165 and $1,241, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at March 31, 2015 and December 31, 2014, is approximately $406 and $419, respectively, associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

Note 5. Contingencies and Commitments

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

Note 6. Equity-Based Compensation

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended March 31,
	2015	2014
Equity-based compensation expense recognized:
Incentive stock options	$195	$160
Restricted stock	208	83
Stock bonus awards	—	197

Total equity-based compensation expense before income taxes	403	440
Benefit for income taxes*	—	—

Total equity-based compensation expense net of income taxes	$403	$440

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2015, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,002 for incentive stock options (“ISOs”) and $1,601 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.9 years.

The activity for ISOs for the quarter ended March 31, 2015, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs granted	—	$—	$—
ISOs exercised	—	$—	$—
ISOs forfeited	(7,334)	$17.54	$11.03

Outstanding at March 31, 2015	207,803	$17.34	$10.61

ISOs exercisable at March 31, 2015	96,472	$18.00	$11.03
ISOs expected to vest at March 31, 2015	106,248	$16.79	$10.26

At March 31, 2015, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs both exercisable and expected to vest at March 31, 2015, was approximately 6.8 years. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no exercises during the quarter ended March 31, 2015.

The activity for restricted stock awards for the quarter ended March 31, 2015, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	80,834	$22.78
Restricted shares granted	22,500	$14.17
Restricted shares vested*	(10,831)	$34.80
Restricted shares forfeited	—	$—

Outstanding at March 31, 2015	92,503	$19.28

Restricted shares expected to vest at December 31, 2015	92,503	$19.28

*	Restricted shares vesting during the quarter ended March 31, 2015, had a fair value of approximately $158.

Note 7. Income Taxes

The (benefit) provision for income taxes for the quarters ended March 31, 2015 and 2014 was ($59) and $164, respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended March 31, 2015 and 2014 was 0.8% (benefit on a loss) and 3.1% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At March 31, 2015 and December 31, 2014, the liability for uncertain tax positions was approximately $777 and $871, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. In addition, at March 31, 2015 and December 31, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of approximately $437 and $354, respectively, which were fully offset against net operating loss carryforwards of the respective subsidiaries.

Note 8. Fair Value Measurements

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

Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	March 31, 2015	December 31, 2014
Accrued expenses and other current liabilities:
Contingent consideration	3	$193	$190

The fair value of contingent consideration associated with the 2014 acquisition of Machin-A-Mation Corporation (“MAM”) is determined by using certain forecasts of future profitability of MAM (an unobservable input). The valuation technique utilized by the Company with respect to this instrument is a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision. Future expected payments have been discounted using a market interest rate assumption. Terms of the earn-out provision require minimum achievement of revenues ($3,500) and gross profit ($875) for the year ended December 31, 2015.

During the quarter ended March 31, 2015, the Company recorded changes in the fair value of contingent consideration issued in connection with the acquisition of MAM of approximately $3, with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the quarter ended March 31, 2015 are based on the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended March 31,
	2015	2014
Beginning balance	$190	$—
Purchases	—	—
Sales	—	—
Issuances	—	377
Settlements	—	—
Realized (gains) losses	—	—
Unrealized (gains) losses	3	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$193	$377

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$30,101	$30,101	$36,202	$36,202
Current portion of long-term debt	$134	$134	$132	$132
Current portion of capital and financing leases	$216	$216	$346	$346
Long-term debt - net of current portion	$1,916	$1,894	$1,950	$2,022
Capital and financing leases - net of current portion	$144	$144	$164	$164

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

Note 9. Customer Concentrations

During the quarters ended March 31, 2015 and 2014, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended March 31, 2015 and 2014, the Company’s five most significant customers represented approximately 23.5% and 39.0% of total revenue, respectively. At March 31, 2015 and December 31, 2014, accounts receivable from the Company’s five most significant customers were approximately $4,653 and $6,326, respectively.

Note 10. Related Party Transactions

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a related entity under common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $815 on this transaction during 2014. At March 31, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $185) as certain products and/or services remained undelivered by the Company. All of the proceeds associated with this transaction have been received by the Company at March 31, 2015. In March 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same related entity under common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. At March 31, 2015, the Company deferred the full consideration covered under this transaction as certain criteria necessary to recognize revenue on this transaction were not met. All of the proceeds associated with this transaction have been received by the Company at March 31, 2015.

Additional sales of products and/or services to related entities, both individually and in the aggregate, during the quarters ended March 31, 2015 and 2014 were not significant.

Amounts due from related entities at March 31, 2015 and December 31, 2014, were not significant.

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the statement of consolidated operations and comprehensive loss for the quarter ended March 31, 2015, based on the services rendered (the remaining amount having been recorded by the Company during the quarter ended December 31, 2014). In connection with his appointment to the Board of Directors of the Company the Audit Committee of the Board of Directors of the Company approved this arrangement under company policy for related party transactions. In March 2015, Hans J. Sack resigned from the Board of Directors to accept a position as President of the Company.

Separate from the consulting agreement described above, the Company has purchased certain raw materials and components, website design services and the corporate use of an airplane and leased office space from related entities under common control by the Chairman and CEO of the Company. The cost of these products and/or services were not significant to the Company during the quarters ended March 31, 2015 and 2014. None of the transactions met a threshold requiring review and approval by the Board of Directors of the Company. The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration. The value of this benefit during the quarters ended March 31, 2015 and 2014 was not significant to the Company.

Amounts due to related entities at March 31, 2015 and December 31, 2014, were not significant.

Note 11. Subsequent Events

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

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In addition to items described under “Risk Factors” in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; and material weaknesses in our internal control over financial reporting.

Overview

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

Recent Developments and Outlook

Our results of operations for the quarter ended March 31, 2015, were negatively affected by lower than expected sales of 3D printing machines as a result of longer than expected sales cycles for certain customers, as well as increased costs for production and selling, general and administrative activities, principally in the form of expanded personnel costs, consulting and professional fees and facilities costs, all of which were impacted by the transition of our German operations and deployment of our new enterprise resource planning (“ERP”) system. Offsetting these negative effects, were increases in revenues associated with 3D printed and other products, materials and services, mostly due to increased customer acceptance and demand for our additive manufacturing technologies.

Note the following operational highlights for the quarter ended March 31, 2015:

•	Transition to our new facility in Gersthofen, Germany. This transition has resulted in approximately doubling our available facility space and has substantially increased our production capacity of indirect printing machines and PSC operations. This transition has also resulted in a full consolidation of our German production, research and development, sales and marketing and administrative teams under one combined facility.

•	Expansion of our North Huntingdon, PA facility. This expansion has resulted in approximately doubling our available PSC production space for this facility and has also expanded our available space for research and development activities.

With our facilities expansions substantially behind us, and our new machine platforms (Exerial, S-MAX+ and Innovent) gaining market attention, we plan to shift our focus over the remainder of 2015 to improving the operational effectiveness of our business with the primary goal being the continued global adoption of our binder jetting technologies. This includes further expanding our business focus from predominantly prototyping activities and short-run production to series production, principally through our introduction of the Exerial machine platform (planned introduction at the GIFA International Foundry Trade Fair in Dusseldorf, Germany in June 2015). We are in the process of completing an extensive strategic review of our businesses which will consider the markets we serve, our customers and our geographic footprint. We intend to place a firm emphasis on maximizing revenues from our 3D printing machines and continuing to grow our revenues from 3D printed and other products, materials and services. We also plan to continue to effectively manage our costs of production (focusing on our print material costs and machine manufacturing costs) and operating expenses such that we align our spending plans with the anticipated growth of our business. We expect that our existing capital resources will be sufficient to meet our 2015 operating plan. If we anticipate that our actual results will differ from our 2015 operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital. Further, we may seek to raise capital to support our growth through debt, equity or other alternatives or a combination thereof.

Results of Operations

Net Loss

Net loss for the quarter ended March 31, 2015, was $7,671, or $0.53 per basic and diluted share, compared with a net loss of $5,527, or $0.38 per basic and diluted share, for the quarter ended March 31, 2014.

The increase in our net loss was principally due to (i) a decrease in our revenues and gross profit attributed to an unfavorable mix of sales and increases in production costs associated with the expansion of our global facilities and (ii) an increase in operating expenses attributed to increased selling, general and administrative expense (due to increased personnel costs and consulting and professional fees).

Revenue

The following table summarizes revenue by product line for each of the quarterly periods ended March 31:

	2015		2014
3D printing machines	$1,082	15.9%	$2,439	33.5%
3D printed and other products, materials and services	5,711	84.1%	4,846	66.5%

	$6,793	100.0%	$7,285	100.0%

Revenue for the quarter ended March 31, 2015, was $6,793 compared with revenue of $7,285 for the quarter ended March 31, 2014, a decrease of $492, or 6.8%. This decrease was principally due to a decrease in revenues associated with 3D printing machines for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014, as a result of a reduction in volumes (2 units sold versus 3 in the prior year quarter) and an unfavorable mix of sales of machines. Offsetting this decrease was an increase in revenue as a result of higher volumes from 3D printed and other products, materials and services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate consumable material and service revenues) and (iii) a full quarterly period of revenues attributable to MAM and MWT (both acquired in March 2014). Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

The following table summarizes the significant components of the change in revenue by product line for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2015:

	3D printing machines	3D printed and other products, materials and services	Total
Quarter Ended March 31, 2014	$2,439	$4,846	$7,285
Change in revenue attributed to:
Volume	(706)	1,247	541
Pricing and sales mix	(472)	—	(472)
Foreign currency	(179)	(382)	(561)

	(1,357)	865	(492)

Quarter Ended March 31, 2015	$1,082	$5,711	$6,793

The following table summarizes 3D printing machines sold by type for each of the quarterly periods ended March 31 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of 3D printing machines by type):

	2015	2014
Machine units sold:
S-Max	—	1
S-15	—	1
M-Flex	1	1
X1-Lab	1	—

	2	3

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2015, was $6,793 compared with cost of sales of $5,666 for the quarter ended March 31, 2014, an increase of $1,127, or 19.9%. Cost of sales as a percentage of revenue was 100.0% for the quarter ended March 31, 2015, compared with 77.8% for the quarter ended March 31, 2014. This increase was principally the result of costs associated with our global facilities transition and expansion in Germany and the United States and our ERP system deployment (both resulting in production inefficiencies), and costs associated with the development of operations at our PSC in Italy.

Gross profit for the quarter ended March 31, 2015, was $0 compared with gross profit of $1,619 for the quarter ended March 31, 2014, a decrease of $1,619, or 100.0%. Gross profit percentage was 0.0% for the quarter ended March 31, 2015, compared with 22.2% for the quarter ended March 31, 2014. This decrease was principally as a result of an unfavorable mix of 3D printing machine sales versus sales of 3D printed and other products, materials and services and the increases in cost of sales cited above.

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarterly periods ended March 31:

	2015	2014
Research and development	$1,734	$1,844
Selling, general and administrative	6,118	5,201

	$7,852	$7,045

Operating expenses for the quarter ended March 31, 2015, were $7,852 compared with operating expenses of $7,045 for the quarter ended March 31, 2014, an increase of $807, or 11.5%. Operating expenses as a percentage of revenue were 115.6% for the quarter ended March 31, 2015, compared with 96.7% for the quarter ended March 31, 2014.

Research and development expenses for the quarter ended March 31, 2015, were $1,734 compared with research and development expenses of $1,844 for the quarter ended March 31, 2014, a decrease of $110, or 6.0%. This decrease was primarily due to a reduction in costs associated with materials qualification and machine development activities, principally materials usage, offset by an increase in personnel costs based on an increased headcount.

Selling, general and administrative expenses for the quarter ended March 31, 2015, were $6,118 compared with selling, general and administrative expenses of $5,201 for the quarter ended March 31, 2014, an increase of $917, or 17.6%. This increase was principally due to personnel costs associated with an increased headcount (including salaries, related benefits and travel expenses) and certain termination costs and other growth-related expenses (consulting and professional fees, including costs associated with the deployment of our new ERP system).

Interest Expense

Interest expense for the quarter ended March 31, 2015, was $28 compared with interest expense of $29 for the quarter ended March 31, 2014, a decrease of $1, or 3.4%. This decrease was principally due to a lower average outstanding debt balance for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014.

Other Income – Net

Other income – net for the quarter ended March 31, 2015, was $150 compared with other income – net of $92 for the quarter ended March 31, 2014, an increase of $58, or 63.0%. This increase was principally due to net foreign exchange gains on certain transactions during the quarter ended March 31, 2015 (U.S. dollar appreciation versus the Euro) offset by a decrease in interest income and other financing activity benefits, mostly due to a lower average cash and cash equivalents balance for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014.

Provision for Income Taxes

The (benefit) provision for income taxes for the quarters ended March 31, 2015 and 2014, was ($59) and $164, respectively. The effective tax rate for the quarters ended March 31, 2015 and 2014, was 0.8% (benefit on a loss) and 3.1% (provision on a loss), respectively. For each of the quarters ended March 31, 2015 and 2014, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

We have incurred net losses in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $7,671 for the quarter ended March 31, 2015. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering and secondary public offering in 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that our existing capital resources will be sufficient to support our operations through April 1, 2016.

We have additionally considered the impact of continued operating losses and cash flow deficiencies on the carrying value of goodwill and long-lived assets held and used by us. Based on the assessment completed by management, we did not record an impairment loss during the quarter ended March 31, 2015. Assessing the recoverability of goodwill and long-lived assets held for use requires significant judgments and estimates by management. A deterioration in general economic conditions, negative developments in equity and credit markets, a significant decline in our market capitalization, adverse changes in the markets in which we operate, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among other indicators, could cause a future assessment to be performed which may result in an impairment of goodwill, long-lived assets held for use, or both, resulting in an material adverse effect on our financial position and results of operations.

We expect that our existing capital resources will be sufficient to meet our 2015 operating plan. If we anticipate that our actual results will differ from our 2015 operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. Further, we may seek to raise capital to support our growth through debt, equity or other alternatives or a combination thereof.

The following table summarizes the significant components of cash flows for each of the quarterly periods ended March 31 and our cash and cash equivalents balance at March 31, 2015 and December 31, 2014:

	2015	2014
Cash used for operating activities	$(4,096)	$(6,326)
Cash used for investing activities	(1,769)	(14,371)
Cash used for financing activities	(157)	(185)
Effect of exchange rate changes on cash and cash equivalents	(79)	27

Net change in cash and cash equivalents	$(6,101)	$(20,855)

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$30,101	$36,202

Operating Activities

Cash used for operating activities for the quarter ended March 31, 2015, was $4,096 compared with $6,326 for the quarter ended March 31, 2014. The decrease of $2,230, or 35.3%, was mostly attributed to an increase in cash flows from net changes in assets and liabilities principally impacted by (i) cash inflows (versus outflows) for accounts receivable from customers based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines), (ii) a decrease in outflows associated with inventories (mostly due to differing production schedules considering the anticipated move of our operations in Germany in 2014 which required an acceleration of production activities during our 2014 first half) and (iii) an increase in deposits received from customers on 3D printing machine sale contracts. These increases were offset by cash outflows associated with an increase in our net loss and an increase in deposits paid to vendors for certain 3D printing machine components.

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2015, was $1,769 compared with $14,371 for the quarter ended March 31, 2014. The decrease of $12,602, or 87.7%, was primarily attributed to a decrease in capital expenditures, mostly due to spending associated with the expansion of our facilities in Germany (spending complete at the end of 2014) and cash paid for acquisitions closed during the quarter ended March 31, 2014 (MAM and MWT).

Our remaining 2015 capital expenditures plan includes approximately $3,000 to $5,000 in spending associated with continued facilities expansions and our ERP system deployment.

Financing Activities

Cash used for financing activities for the quarter ended March 31, 2015, was $157 compared with $185 for the quarter ended March 31, 2014.

Uses of cash for the quarter ended March 31, 2015, included principal payments on outstanding debt and capital and financing leases.

Uses of cash for the quarter ended March 31, 2014, included principal payments on outstanding debt (including the payoff of debt assumed in connection with the acquisition of MAM) and capital and financing leases. These uses were offset by cash proceeds from the exercise of employee stock options.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 57.3% and 54.8% of our consolidated revenue was derived from transactions outside the United States for the quarters ended March 31, 2015 and 2014, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter ended March 31, 2015, would result in an increase (decrease) in revenue of approximately $400. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At March 31, 2015, we held approximately $30,101 in cash and cash equivalents, of which approximately $28,743 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2015, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 26, 2015.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, with the oversight of senior management and our audit committee, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

(i)	Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes, improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary. This process began in mid-2014 and we expect it to continue during 2015 and beyond as a means of continuous improvement.

(ii)	Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. On January 1, 2015, we implemented the first phase of a new ERP system for our Europe operations. Despite certain difficulties encountered in the initial implementation phase of this project, resulting in a delay of the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we believe that this system, when fully implemented, provides a substantial upgrade in operational and financial reporting as compared to our legacy systems. We continue to address the difficulties encountered in the initial implementation in a variety of ways, including through the direct hire of personnel and collaboration with external consultants, both with system expertise, in an effort to resolve identified issues in a timely and efficient manner. Our 2015 information technology plan includes additional upgrades or enhancements of both this system, as well as our other existing information technologies with the overall goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)	Continuing to add financial personnel with adequate knowledge and experience in GAAP. In 2015, we hired a new Chief Financial Officer and a new Head of Controlling for our Europe operations, both of whom possess extensive knowledge of GAAP and experience in working for a United States based multi-national operation. As part of our redesign of our global reporting structure and responsibilities, we plan to add additional personnel with requisite GAAP experience to both our United States and Europe operations during 2015.

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2015. As an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until such time that we no longer qualify as an emerging growth company in accordance with the JOBS Act.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

The disclosure in this item updates and supplements the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are in the process of remediating the three material weaknesses in internal controls over financial reporting.

As further discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have put into place a comprehensive plan to remediate the underlying causes of our material weaknesses in financial reporting with the oversight of senior management and our audit committee. Our plan is to continue to take the following additional steps and implement the following measures to remediate the underlying causes of the identified material weaknesses:

(i)	Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting.

This includes a detailed review of our existing processes, improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary. This process began in mid-2014 and we expect it to continue during 2015 and beyond as a means of continuous improvement.

(ii)	Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information.

On January 1, 2015, we implemented the first phase of a new ERP system for our Europe operations. Despite certain difficulties encountered in the initial implementation phase of this project, resulting in a delay of the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we believe that this system, when fully implemented, provides a substantial upgrade in operational and financial reporting as compared to our legacy systems. We continue to address the difficulties encountered in the initial implementation in a variety of ways, including through the direct hire of personnel and collaboration with external consultants, both with systems expertise, in an effort to resolve the identified issues in a timely and efficient manner. Our 2015 information technology plan includes additional upgrades or enhancements of both this system, as well as our other existing information technologies with the overall goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)	Continuing to add financial personnel with adequate knowledge and experience in GAAP.

In 2015, we hired a new Chief Financial Officer and a new Head of Controlling for our Europe operations, both of whom possess extensive knowledge of GAAP and experience in working for a United States based multi-national operation. As part of our redesign of our global reporting structure and responsibilities, we plan to add additional personnel with requisite GAAP experience to both our United States and Europe operations during 2015.

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2015.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	June 12, 2015

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 12, 2015

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