Form 10-Q
period 2015-06-30
ExOne Co
filed 2015-08-10
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, 14,521,137 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Revenue - third parties	$7,358	$11,200	$14,149	$18,463
Revenue - related parties	1,140	1	1,142	23

	8,498	11,201	15,291	18,486

Cost of sales	7,393	8,705	14,186	14,371

Gross profit	1,105	2,496	1,105	4,115

Operating expenses
Research and development	1,659	1,909	3,393	3,753
Selling, general and administrative	6,343	5,267	12,461	10,468

	8,002	7,176	15,854	14,221

Loss from operations	(6,897)	(4,680)	(14,749)	(10,106)

Other expense (income)
Interest expense	30	45	58	74
Other expense (income) - net	71	(63)	(79)	(155)

	101	(18)	(21)	(81)

Loss before income taxes	(6,998)	(4,662)	(14,728)	(10,025)

(Benefit) provision for income taxes	(100)	3	(159)	167

Net loss	$(6,898)	$(4,665)	$(14,569)	$(10,192)

Net loss per common share:
Basic	$(0.48)	$(0.32)	$(1.01)	$(0.71)
Diluted	$(0.48)	$(0.32)	$(1.01)	$(0.71)

Comprehensive loss:
Net loss	$(6,898)	$(4,665)	$(14,569)	$(10,192)
Other comprehensive income (loss):
Foreign currency translation adjustments	685	(294)	(4,663)	(182)

Comprehensive loss	$(6,213)	$(4,959)	$(19,232)	$(10,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,780	$36,202
Accounts receivable - net of allowance of $2,617 (2015) and $2,431 (2014)	7,240	14,238
Inventories - net	21,858	17,014
Prepaid expenses and other current assets	2,966	3,138

Total current assets	56,844	70,592

Property and equipment - net	54,727	55,298
Goodwill	4,381	4,665
Other noncurrent assets	2,218	2,875

Total assets	$118,170	$133,430

Liabilities
Current liabilities:
Current portion of long-term debt	$135	$132
Current portion of capital and financing leases	171	346
Accounts payable	3,748	2,553
Accrued expenses and other current liabilities	7,063	8,424
Deferred revenue and customer prepayments	4,826	902

Total current liabilities	15,943	12,357

Long-term debt - net of current portion	1,882	1,950
Capital and financing leases - net of current portion	123	164
Other noncurrent liabilities	87	414

Total liabilities	18,035	14,885

Contingencies and commitments

Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,428,634 (2015) and 14,417,803 (2014) shares issued and outstanding	144	144
Additional paid-in capital	155,724	154,902
Accumulated deficit	(42,867)	(28,298)
Accumulated other comprehensive loss	(12,866)	(8,203)

Total stockholders’ equity	100,135	118,545

Total liabilities and stockholders’ equity	$118,170	$133,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(14,569)	$(10,192)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	2,489	1,602
Deferred income taxes	(206)	—
Equity-based compensation	822	693
Provision for bad debts	324	44
Changes in fair value of contingent consideration	(193)	(197)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Decrease (increase) in accounts receivable	6,134	(4,436)
Increase in inventories	(8,357)	(7,103)
Decrease (increase) in prepaid expenses and other assets	89	(3)
Increase in accounts payable	1,914	1,422
Decrease in accrued expenses and other liabilities	(527)	(255)
Increase in deferred revenue and customer prepayments	3,974	42

Cash used for operating activities	(8,106)	(18,383)

Investing activities
Capital expenditures	(2,831)	(14,501)
Acquisitions, net of cash acquired of $201	—	(9,230)

Cash used for investing activities	(2,831)	(23,731)

Financing activities
Proceeds from exercise of employee stock options	—	318
Payments on long-term debt	(65)	(400)
Payments on capital and financing leases	(194)	(272)

Cash used for financing activities	(259)	(354)

Effect of exchange rate changes on cash and cash equivalents	(226)	35

Net change in cash and cash equivalents	(11,422)	(42,433)
Cash and cash equivalents at beginning of period	36,202	98,445

Cash and cash equivalents at end of period	$24,780	$56,012

Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$234	$992

Transfer of inventories to property and equipment for internal use	$2,506	$3,368

Transfer of property and equipment to inventories for sale	$149	$332

Property and equipment acquired through financing arrangements	$—	$89

Net assets acquired through acquisitions, net of cash acquired of $201	$—	$9,685

Noncash consideration for acquisitions	$—	$455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	$
Balance at December 31, 2013	14,387	$144	$153,363	$(6,455)	$(352)	$146,700
Net loss	—	—	—	(10,192)	—	(10,192)
Other comprehensive loss	—	—	—	—	(182)	(182)
Equity-based compensation	—	—	693	—	—	693
Common stock issued from equity incentive plan	30	—	318	—	—	318

Balance at June 30, 2014	14,417	$144	$154,374	$(16,647)	$(534)	$137,337

Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(14,569)	—	(14,569)
Other comprehensive loss	—	—	—	—	(4,663)	(4,663)
Equity-based compensation	—	—	822	—	—	822
Common stock issued from equity incentive plan	11	—	—	—	—	—

Balance at June 30, 2015	14,428	$144	$155,724	$(42,867)	$(12,866)	$100,135

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

Liquidity

The Company has incurred net losses in each of its annual periods since its inception. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $6,898 and $14,569 for the quarter and six months ended June 30, 2015, respectively. Prior to Reorganization the Company operated as a limited liability company and was substantially supported by the continued financial support provided by its majority member. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operations through July 1, 2016.

The Company has additionally considered the impact of continued operating losses and cash flow deficiencies on the carrying value of goodwill and long-lived assets held for use by the Company. Based on the assessment completed by management, no impairment loss has been recorded by the Company during the quarter or six months ended June 30, 2015. Assessing the recoverability of goodwill and long-lived assets held for use requires significant judgments and estimates by management. A deterioration in general economic conditions, negative developments in equity and credit markets, a significant decline in the Company’s market capitalization, adverse changes in the markets in which the Company operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among other indicators, could cause a future assessment to be performed which may result in an impairment of goodwill, long-lived assets held for use, or both, resulting in a material adverse effect on the financial position and results of operations of the Company.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2018, or January 1, 2017, in the event that the Company no longer qualifies as an emerging growth company in accordance with the JOBS Act and the Company elects to early adopt the changes. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

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

In July 2015, the FASB issued changes to the measurement of inventories accounted for under any method other than last in, first out or the retail method. These changes require such inventories to be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. These changes become effective for the Company on January 1, 2017. Early adoption is permitted. The new guidance will be applied prospectively in the interim or annual period adopted. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended June 30,		Six Months Ended June 30,
Foreign currency translation adjustments	2015	2014	2015	2014
Balance at beginning of period	$(13,551)	$(240)	$(8,203)	$(352)
Other comprehensive income (loss)	685	(294)	(4,663)	(182)

Balance at end of period	$(12,866)	$(534)	$(12,866)	$(534)

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

As the Company incurred a net loss during each of the quarters and six months ended June 30, 2015 and 2014, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (206,303 – 2015 and 155,637 – 2014) and unvested restricted stock issued (92,503 – 2015 and 25,834 – 2014), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,898)	$(4,665)	$(14,569)	$(10,192)
Weighted average shares outstanding (basic and diluted)	14,428,634	14,416,970	14,425,950	14,404,755

Net loss attributable to ExOne per common share:
Basic	$(0.48)	$(0.32)	$(1.01)	$(0.71)
Diluted	$(0.48)	$(0.32)	$(1.01)	$(0.71)

Note 4. Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials and components	$13,533	$10,838
Work in process	3,881	4,221
Finished goods	4,444	1,955

	$21,858	$17,014

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

At June 30, 2015 and December 31, 2014, the allowance for slow-moving and obsolete inventories was approximately $1,207 and $1,241, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at June 30, 2015 and December 31, 2014, is approximately $445 and $419, respectively, associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended, June 30		Six Months Ended, June 30
	2015	2014	2015	2014
Equity-based compensation expense recognized:
Incentive stock options	$186	$159	$381	$319
Restricted stock	233	94	441	177
Stock bonus awards	—	—	—	197

Total equity-based compensation expense before income taxes	419	253	822	693
Benefit for income taxes*	—	—	—	—

Total equity-based compensation expense net of income taxes	$419	$253	$822	$693

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At June 30, 2015, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $802 for incentive stock options (“ISOs”) and $1,368 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.7 years.

The activity for ISOs for the six months ended June 30, 2015, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs granted	—	$—	$—
ISOs exercised	—	$—	$—
ISOs forfeited	(8,834)	$17.23	$10.54

Outstanding at June 30, 2015	206,303	$17.35	$10.62

ISOs exercisable at June 30, 2015	96,472	$18.00	$11.03
ISOs expected to vest at June 30, 2015	104,836	$16.80	$10.27

At June 30, 2015, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and expected to vest at June 30, 2015, was approximately 7.6 years and 8.6 years, respectively. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no exercises during the quarter or six months ended June 30, 2015 or the quarter ended June 30, 2014.

The activity for restricted stock awards for the six months ended June 30, 2015, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2014	80,834	$22.78
Restricted shares granted	22,500	$14.17
Restricted shares vested	(10,831)	$34.80
Restricted shares forfeited	—	$—

Outstanding at June 30, 2015	92,503	$19.28

Restricted shares expected to vest at June 30, 2015	92,503	$19.28

*	Restricted shares vesting during the six months ended June 30, 2015, had a fair value of approximately $158.

Note 7. Income Taxes

The (benefit) provision for income taxes for the quarters ended June 30, 2015 and 2014 was ($100) and $3, respectively. The (benefit) provision for income taxes for the six months ended June 30, 2015 and 2014 was ($159) and $167, respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended June 30, 2015 and 2014 was 1.4% (benefit on a loss) and 0.1% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 1.1% (benefit on a loss) and 1.7% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At June 30, 2015 and December 31, 2014, the liability for uncertain tax positions was approximately $795 and $871, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. In addition, at June 30, 2015 and December 31, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of approximately $552 and $354, respectively, which were fully offset against net operating loss carryforwards of the respective subsidiaries.

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

	Level	June 30, 2015	December 31, 2014
Accrued expenses and other current liabilities:
Contingent consideration	3	$—	$190

The fair value of contingent consideration associated with the 2014 acquisition of Machin-A-Mation Corporation (“MAM”) is determined by using certain forecasts of future profitability of MAM (an unobservable input). The valuation technique utilized by the Company with respect to this instrument is a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision. Future expected payments have been discounted using a market interest rate assumption. Terms of the earn-out provision require minimum achievement of revenues ($3,500) and gross profit ($875) for the year ending December 31, 2015.

During the quarter and six months ended June 30, 2015, the Company recorded changes in the fair value of contingent consideration issued in connection with the acquisition of MAM of approximately ($193) and ($190), respectively, with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the quarter and six months ended June 30, 2015 are based on (i) revisions of estimates of revenues and gross profit for MAM for the year ending December 31, 2015 and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$193	$377	$190	$—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	377
Settlements	—	—	—	—
Realized (gains) losses	(193)	(200)	(193)	(200)
Unrealized (gains) losses	—	3	3	3
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$—	$180	$—	$180

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$24,780	$24,780	$36,202	$36,202
Current portion of long-term debt	$135	$135	$132	$132
Current portion of capital and financing leases	$171	$171	$346	$346
Long-term debt - net of current portion	$1,882	$1,859	$1,950	$2,022
Capital and financing leases - net of current portion	$123	$123	$164	$164

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

Note 9. Customer Concentrations

During the quarters and six months ended June 30, 2015 and 2014, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended June 30, 2015 and 2014, the Company’s five most significant customers represented approximately 25.5% and 49.3% of total revenue, respectively. For the six months ended June 30, 2015 and 2014, the Company’s five most significant customers represented approximately 18.9% and 34.3% of total revenue, respectively. At June 30, 2015 and December 31, 2014, accounts receivable from the Company’s five most significant customers were approximately $2,634 and $6,326, respectively.

Note 10. Related Party Transactions

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related entity based on common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $815 on this transaction during 2014 based on the delivery of products and/or services. During the quarter and six months ended June 30, 2015, the Company recorded approximately $115 of the remaining consideration covered under this transaction based on the delivery of additional products and/or services. At June 30, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $70) as certain additional products and/or services remained undelivered by the Company. All of the proceeds associated with this transaction have been received by the Company at June 30, 2015.

In March 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same related entity described above. Total consideration for the 3D printing machine (approximately $950)

was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $866 on this transaction during the quarter ended June 30, 2015, based on the delivery of products and/or services. At June 30, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $84) as certain additional products and/or services remained undelivered by the Company. All of the proceeds associated with this transaction have been received by the Company at June 30, 2015.

In June 2015, the Company entered into a sale agreement for a 3D printing machine with a multi-national, diversified metals company determined to be a related entity on the basis that a member of the Board of Directors of the Company also receives his principal compensation from the entity. Total consideration for the 3D printing machine (approximately $146) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $141 on this transaction during the quarter ended June 30, 2015 based on the delivery of products and/or services. At June 30, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $5) as certain additional products and/or services remained undelivered by the Company. At June 30, 2015, amounts due from this related party were not significant.

Additional sales of products and/or services to related entities, both individually and in the aggregate, during the quarters and six months ended June 30, 2015 and 2014 were not significant.

Amounts due from related entities (both individually and in the aggregate) at June 30, 2015 and December 31, 2014, were not significant.

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss for the quarter ended March 31, 2015, based on the services rendered (the remaining amount having been recorded by the Company during the quarter ended December 31, 2014). In connection with his appointment to the Board of Directors of the Company, the Audit Committee of the Board of Directors of the Company approved this arrangement under company policy for related party transactions. In March 2015, Hans J. Sack resigned from the Board of Directors to accept a position as President of the Company.

Separate from the consulting agreement described above, the Company has purchased certain raw materials and components, website design services and the corporate use of an airplane and leased office space from related entities under common control by the Chairman and CEO of the Company. The cost of these products and/or services were not significant to the Company during the quarters or six months ended June 30, 2015 and 2014. None of the transactions met a threshold requiring review and approval by the Board of Directors of the Company. The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration. The value of this benefit during the quarters and six months ended June 30, 2015 and 2014 was not significant to the Company.

Amounts due to related entities (both individually and in the aggregate) at June 30, 2015 and December 31, 2014, were not significant.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as modified and supplemented by “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting; and the impact of customer specific terms in machine purchase agreements on the period in which we recognize revenue.

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

Recent Developments and Outlook

Our results of operations for the quarter ended June 30, 2015, were negatively affected by lower than expected sales of 3D printing machines as a result of longer than expected sales cycles for certain customers and as a result, our gross profit was negatively affected based on a lower contribution margin from the sale of these units. We also experienced higher than expected selling, general and administrative costs during the quarter ended June 30, 2015, principally due to an increase in the provision for bad debts related to certain customer balances estimated as uncollectible. In addition to the factors above, our results of operations for the six months ended June 30, 2015, were negatively impacted by overall increased costs of production and selling, general and administrative activities, principally in the form of expanded personnel costs and facilities costs, both of which were attributable to the transition and expansion of our German and United States operations and deployment of our new enterprise resource planning (“ERP”) system (both resulting in production and operational inefficiencies).

Note the following 2015 operational highlights:

•	Transition to our new facility in Gersthofen, Germany. In 2015, we have continued our transition to our new facility in Gersthofen, Germany which has resulted in approximately doubling our available facility space and has substantially increased our production capacity of indirect printing machines and PSC operations. This ongoing transition has also resulted in a full consolidation of our German production, research and development, sales and marketing and administrative teams under one combined facility.

•	Expansion of our North Huntingdon, PA facility. In March 2015, we completed our expansion of our North Huntingdon, PA facility which has resulted in approximately doubling our available PSC production space for this facility and has also expanded our available space for research and development activities.

•	Qualification of Water Wash-Out Tooling Process for Industrial 3D Printing Applications. In July 2015, we announced the qualification of a new application for our additive manufacturing process, Water Wash-Out Tooling, designed to aid in the development of manufacturing and composite tooling. Intended for the production of hollow parts, typical of mandrel or clamshell molding, our Water Wash-Out Tooling process involves the 3D printing of a core in sand, ceramics, or carbon applying a composite lay-up and curing. The final core is then washed out with only the structural composite part remaining. Water Wash-Out Tooling is ideal for printing mandrels for filament winding, tape placement or hand lay-up; plugs and source tools; styling and design models; hollow or trapped shape fabrication; and one-off parts for part validation.

•	Opening of the ExOne DREAM Center. In July 2015, we announced the opening of our new state-of-the-art Design and Re-Engineering for Additive Manufacturing (“DREAM”) center located in our North Huntingdon, PA facility. The DREAM center has been strategically developed as a physical and virtual site for collaboration with customers to explore and incorporate the benefits of our binder jetting technology. By providing global access to our creative technical expertise and offering the most advanced software currently available, the center will enable customers to create designs of metal components which maximize the benefits of additive manufacturing. It will be a catalyst for the 3D production of parts without the limitations of traditional manufacturing.

•	Debut of the Exerial 3D printing system and delivery of the initial production units. In June 2015, we debuted the Exerial machine platform at the GIFA International Foundry Trade Fair in Dusseldorf, Germany. We also shipped the initial production units with an expected delivery date in August 2015. The Exerial is unique compared to our other indirect printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two job boxes, each 1.5 times larger than the single job box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes a new recoater system, multiple print heads and automation controls. As part of the development of the Exerial, we have filed six patents related to machine design elements.

With our facilities expansions substantially behind us, and our new machine platforms (Exerial, S-MAX+ and Innovent) gaining market attention, we plan to shift our focus over the remainder of 2015 to improving the operational effectiveness of our business with the primary goal being the continued global adoption of our binder jetting technologies. This includes further expanding our business focus from predominantly prototyping activities and short-run production to series production, principally through our continued introduction of the Exerial machine platform. We intend to place a firm emphasis on maximizing revenues from our 3D printing machines and continuing to grow our revenues from 3D printed and other products, materials and services. We also plan to continue to effectively manage our costs of production (focusing on our print material costs and machine manufacturing costs) and operating expenses such that we align our spending plans with the anticipated growth of our business. We expect that our existing capital resources will be sufficient to meet our 2015 operating plan. If we anticipate that our actual results will differ from our 2015 operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital. Further, we may seek to raise capital to support our growth through debt, equity or other alternatives or a combination thereof.

Results of Operations

Net Loss

Net loss for the quarter ended June 30, 2015, was $6,898, or $0.48 per basic and diluted share, compared with a net loss of $4,665 or $0.32 per basic and diluted share, for the quarter ended June 30, 2014. Net loss for the six months ended June 30, 2015, was $14,569, or $1.01 per basic and diluted share, compared with a net loss of $10,192, or $0.71 per basic and diluted share, for the six months ended June 30, 2014.

The increase in our net loss for both periods was principally due to a decrease in our revenues and gross profit principally attributed to an unfavorable mix of sales (between 3D printing machines and 3D printed and other products, materials and services). We also incurred increased production costs associated with the transition and expansion of our global facilities and increased operating expenses due to increased personnel costs and consulting and professional fees, mostly due to our global facilities transition and expansion and implementation of our ERP system. In addition, we incurred an increase in our provision for bad debts associated with certain customer balances estimated as uncollectible. These changes were offset by a reduction in research and development expense as a result of a reduction in costs associated with materials qualification and machine development activities, principally materials usage, offset by an increase in personnel costs based on an increased headcount.

Revenue

The following table summarizes revenue by product line for each of the quarter and six month periods ended June 30:

	Quarter Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
3D printing machines
3D printing machines - third parties	$1,319	15.5%	$5,959	53.2%	$2,401	15.7%	$8,398	45.4%
3D printing machines - related parties	1,122	13.2%	—	0.0%	1,122	7.3%	—	0.0%

	2,441	28.7%	5,959	53.2%	3,523	23.0%	8,398	45.4%

3D printed and other products, materials and services
3D printed and other products, materials and services - third parties	6,039	71.1%	5,241	46.8%	11,748	76.8%	10,065	54.4%
3D printed and other products, materials and services - related parties	18	0.2%	1	0.0%	20	0.1%	23	0.1%

	6,057	71.3%	5,242	46.8%	11,768	77.0%	10,088	54.6%

	$8,498	100.0%	$11,201	100.0%	$15,291	100.0%	$18,486	100.0%

The following table summarizes the significant components of the change in revenue by product line for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2015:

	3D printing machines	3D printed and other products, materials and services	Total
Quarter Ended June 30, 2014	$5,959	$5,242	$11,201
Change in revenue attributed to:
Volume	349	1,352	1,701
Pricing and sales mix	(3,811)	—	(3,811)
Foreign currency	(56)	(537)	(593)

	(3,518)	815	(2,703)

Quarter Ended June 30, 2015	$2,441	$6,057	$8,498

Revenue for the quarter ended June 30, 2015, was $8,498 compared with revenue of $11,201 for the quarter ended June 30, 2014, a decrease of $2,703, or 24.1%. The decrease in revenue was principally due to a decrease in revenues associated with 3D printing machines as a result of an unfavorable mix of sales of machines. Offsetting this decrease was an increase in revenue as a result of higher volumes from both 3D printing machines (seven units sold versus six in the comparable period) and 3D printed and other products, materials and services driven by an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes and an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate consumable material and service revenues). Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

The following table summarizes the significant components of the change in revenue by product line for the six months ended June 30, 2014, compared to the six months ended June 30, 2015:

	3D printing machines	3D printed and other products, materials and services	Total
Six Months Ended June 30, 2014	$8,398	$10,088	$18,486
Change in revenue attributed to:
Volume	—	2,595	2,595
Pricing and sales mix	(4,629)	—	(4,629)
Foreign currency	(246)	(915)	(1,161)

	(4,875)	1,680	(3,195)

Six Months Ended June 30, 2015	$3,523	$11,768	$15,291

Revenue for the six months ended June 30, 2015, was $15,291 compared with revenue of $18,486 for the six months ended June 30, 2014, a decrease of $3,195, or 17.3%. The decrease in revenue was principally due to a decrease in revenues associated with 3D printing machines as a result of an unfavorable mix of sales of machines. Offsetting this decrease was an increase in revenue as a result of higher volumes from 3D printed and other products, materials and services driven by an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes and an increase in the number of our 3D printing machines that are installed and active worldwide (resulting in higher aggregate consumable material and service revenues). Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

The following table summarizes 3D printing machines sold by type for each of the quarter and six month periods ended June 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of 3D printing machines by type):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
3D printing machine units sold:
S-Max	—	3	—	4
S-Print	—	1	—	1
S-15	—	—	—	1
M-Print*	1	—	1	—
M-Flex	1	1	2	2
Innovent*	5	—	5	—
X1-Lab	—	1	1	1

	7	6	9	9

*	For both the quarter and six months ended June 30, 2015, one M-Print unit and one Innovent unit were sold to related parties. Refer to Note 10 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 30, 2015, was $7,393 compared with cost of sales of $8,705 for the quarter ended June 30, 2014, a decrease of $1,312, or 15.1%. Cost of sales as a percentage of revenue was 87.0% for the quarter ended June 30, 2015, compared with 77.7% for the quarter ended June 30, 2014. The cost of sales decrease was principally the result of the overall decrease in revenues versus the corresponding period. In addition, we experienced a decrease in costs associated with our ExCast strategy which were incurred principally in 2014. Offsetting these decreases were increased costs associated with our global facilities transition and expansion in Germany and the United States and our ERP system deployment (both resulting in production inefficiencies) and the continued development of operations at our Italy PSC. Favorable changes in currency also impacted cost of sales (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Gross profit for the quarter ended June 30, 2015, was $1,105 compared with gross profit of $2,496 for the quarter ended June 30, 2014, a decrease of $1,391, or 55.7%. Gross profit percentage was 13.0% for the quarter ended June 30, 2015, compared with 22.3% for the quarter ended June 30, 2014. This decrease was principally as a result of lower revenues from an unfavorable mix of 3D printing machine sales versus sales of 3D printed and other products, materials and services offset by the net reduction in cost of sales cited above.

Cost of sales for the six months ended June 30, 2015, was $14,186 compared with cost of sales of $14,371 for the six months ended June 30, 2014, a decrease of $185, or 1.3%. Cost of sales as a percentage of revenue was 92.8% for the six months ended June 30, 2015, compared with 77.7% for the quarter ended June 30, 2014. The cost of sales decrease was principally the result of the overall decrease in revenues versus the corresponding period. In addition, we experienced a decrease in costs associated with our ExCast strategy which were incurred principally in 2014. Offsetting these decreases were increased costs associated with our global facilities transition and expansion in Germany and the United States and our ERP system deployment (both resulting in production inefficiencies) and the continued development of operations at our Italy PSC. Favorable changes in currency also impacted cost of sales (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Gross profit for the six months ended June 30, 2015, was $1,105 compared with gross profit of $4,115 for the six months ended June 30, 2014, a decrease of $3,010, or 73.1%. Gross profit percentage was 7.2% for the six months ended June 30, 2015, compared with 22.3% for the six months ended June 30, 2014. This decrease was principally as a result of lower revenues from an unfavorable mix of 3D printing machine sales versus sales of 3D printed and other products, materials and services offset by the net reduction in cost of sales cited above.

Operating Expenses

The following table summarizes the significant components of operating expenses for each of the quarter and six month periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,659	$1,909	$3,393	$3,753
Selling, general and administrative	6,343	5,267	12,461	10,468

	$8,002	$7,176	$15,854	$14,221

Operating expenses for the quarter ended June 30, 2015, were $8,002 compared with operating expenses of $7,176 for the quarter ended June 30, 2014, an increase of $826, or 11.5%. Operating expenses as a percentage of revenue were 94.2% for the quarter ended June 30, 2015, compared with 64.1% for the quarter ended June 30, 2014.

Research and development expenses for the quarter ended June 30, 2015, were $1,659 compared with research and development expenses of $1,909 for the quarter ended June 30, 2014, a decrease of $250, or 13.1%. This decrease was primarily due to a reduction in costs associated with materials qualification and machine development activities, principally materials usage, offset by an increase in personnel costs based on an increased headcount.

Selling, general and administrative expenses for the quarter ended June 30, 2015, were $6,343 compared with selling, general and administrative expenses of $5,267 for the quarter ended June 30, 2014, an increase of $1,076, or 20.4%. This increase was principally due to personnel costs associated with an increased headcount (including salaries, related benefits and travel expenses) and other growth-related expenses (consulting and professional fees, including costs associated with the deployment of our new ERP system), as well as an increase in the provision for bad debts associated with certain customer balances estimated as uncollectible.

Operating expenses for the six months ended June 30, 2015, were $15,854 compared with operating expenses of $14,221 for the six months ended June 30, 2014, an increase of $1,633, or 11.5%. Operating expenses as a percentage of revenue were 103.7% for the six months ended June 30, 2015, compared with 76.9% for the six months ended June 30, 2014.

Research and development expenses for the six months ended June 30, 2015, were $3,393 compared with research and development expenses of $3,753 for the six months ended June 30, 2014, a decrease of $360, or 9.6%. This decrease was primarily due to a reduction in costs associated with materials qualification and machine development activities, principally materials usage, offset by an increase in personnel costs based on an increased headcount.

Selling, general and administrative expenses for the six months ended June 30, 2015, were $12,461 compared with selling, general and administrative expenses of $10,468 for the six months ended June 30, 2014, an increase of $1,993, or 19.0%. This increase was principally due to personnel costs associated with an increased headcount (including salaries, related benefits and travel expenses) and certain employee termination costs and other growth-related expenses (consulting and professional fees, including costs associated with the deployment of our new ERP system), as well as an increase in the provision for bad debts associated with certain customer balances estimated as uncollectible.

Interest Expense

Interest expense for the quarter ended June 30, 2015, was $30 compared with interest expense of $45 for the quarter ended June 30, 2014, a decrease of $15, or 33.3%.

Interest expense for the six months ended June 30, 2015, was $58 compared with interest expense of $74 for the six months ended June 30, 2014, a decrease of $16, or 21.6%.

The decrease for both periods was principally due to a lower average outstanding debt balance for the quarter and six months ended June 30, 2015, as compared to the quarter and six months ended June 30, 2014.

Other Expense (Income) – Net

Other expense (income) – net for the quarter ended June 30, 2015, was $71 compared with other expense (income) – net of ($63) for the quarter ended June 30, 2014, a decrease of $134. This decrease was principally due to a decrease in interest income and other financing activity benefits, mostly due to a lower average cash and cash equivalents balance for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014 and net foreign exchange losses on certain transactions during the quarter ended June 30, 2015 (U.S. dollar depreciation versus the Euro).

Other expense (income) – net for the six months ended June 30, 2015, was ($79) compared with other expense (income) – net of ($155) for the six months ended June 30, 2014, a decrease of $76. This decrease was principally due to a decrease in interest income and other financing activity benefits, mostly due to a lower average cash and cash equivalents balance for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was offset by net foreign exchange gains on certain transactions during the six months ended June 30, 2015 (U.S. dollar appreciation versus the Euro).

Provision for Income Taxes

The (benefit) provision for income taxes for the quarters ended June 30, 2015 and 2014, was ($100) and $3, respectively. The effective tax rate for the quarters ended June 30, 2015 and 2014, was 1.4% (benefit on a loss) and 0.1% (provision on a loss), respectively. For each of the quarters ended June 30, 2015 and 2014, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

The (benefit) provision for income taxes for the six months ended June 30, 2015 and 2014, was ($159) and $167, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014, was 1.1% (benefit on a loss) and 1.7% (provision on a loss), respectively. For each of the six months ended June 30, 2015 and 2014, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

We have incurred net losses in each of our annual periods since our inception. In addition, we incurred net losses of approximately $6,898 and $14,569 for the quarter and six months ended June 30, 2015. Prior to our Reorganization, we operated as a limited liability company and were substantially supported by the continued financial support provided by our majority member. In connection with the completion of our initial public offering and secondary public offering in 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. We believe that our existing capital resources will be sufficient to support our operations through July 1, 2016.

We have additionally considered the impact of continued operating losses and cash flow deficiencies on the carrying value of goodwill and long-lived assets held for use by us. Based on the assessment completed by management, we did not record an impairment loss during the quarter or six months ended June 30, 2015. Assessing the recoverability of goodwill and long-lived assets held for use requires significant judgments and estimates by management. A deterioration in general economic conditions, negative developments in equity and credit markets, a significant decline in our market capitalization, adverse changes in the markets in which we operate, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows, among other indicators, could cause a future assessment to be performed which may result in an impairment of goodwill, long-lived assets held for use, or both, resulting in a material adverse effect on our financial position and results of operations.

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

The following table summarizes the significant components of cash flows for each of the six month periods ended June 30 and our cash and cash equivalents balance at June 30, 2015 and December 31, 2014:

	2015	2014
Cash used for operating activities	$(8,106)	$(18,383)
Cash used for investing activities	(2,831)	(23,731)
Cash used for financing activities	(259)	(354)
Effect of exchange rate changes on cash and cash equivalents	(226)	35

Net change in cash and cash equivalents	$(11,422)	$(42,433)

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$24,780	$36,202

Operating Activities

Cash used for operating activities for the six months ended June 30, 2015, was $8,106 compared with $18,383 for the six months ended June 30, 2014. The decrease of $10,277, or 55.9%, was mostly attributed to an increase in cash flows from net changes in assets and liabilities principally impacted by cash inflows (versus outflows) for accounts receivable from customers based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines) and an increase in prepayments received from customers on 3D printing machine sale contracts. These increases were offset by cash outflows associated with an increase in our net loss and an increase in outflows associated with inventories based on the timing of our production schedules between periods.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2015, was $2,831 compared with $23,731 for the six months ended June 30, 2014. The decrease of $20,900, or 88.1%, was primarily attributed to a decrease in capital expenditures, mostly due to (i) spending associated with the expansion of our facilities in Germany (spending complete at the end of 2014) and (ii) the acquisition of the land and building associated with our Japanese subsidiary (completed during the quarter ended June 30, 2014) and cash paid for acquisitions closed during the quarter ended March 31, 2014 (MAM and MWT).

Our remaining 2015 capital expenditures plan includes approximately $1,000 to $2,000 in spending associated with continued facilities expansions and our ERP system deployment.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2015, was $259 compared with $354 for the six months ended June 30, 2014.

Uses of cash for the six months ended June 30, 2015, included principal payments on outstanding debt and capital and financing leases.

Uses of cash for the six months ended June 30, 2014, included principal payments on outstanding debt (including the payoff of debt assumed in connection with the acquisition of MAM) and capital and financing leases. These uses were offset by cash proceeds from the exercise of employee stock options.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 36.9% and 61.7% of our consolidated revenue was derived from transactions outside the United States for the quarters ended June 30, 2015 and 2014, respectively. Approximately 46.0% and 59.0% of our consolidated revenue was derived from transactions outside the United States for the six months ended June 30, 2015 and 2014, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and six months ended June 30, 2015, would result in an increase (decrease) in revenue of approximately $300 and $700, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At June 30, 2015, we held approximately $24,780 in cash and cash equivalents, of which approximately $19,861 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2015, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 26, 2015.

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

Changes in Internal Control over Financial Reporting

During the quarter and six months ended June 30, 2015, with the oversight of senior management and our audit committee, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

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

ExOne machine customer contractual requirements often have specific, individual needs that may in turn impact the period in which we recognize the revenue under accounting principles generally accepted in the United States of America relating to that machine purchase.

Once a customer makes the decision to purchase a machine from us, we may then be required to address specific, individual factors relating, among other things, to that customer’s purchase, its intended use of that machine or relating to the installation of that machine in the customer’s facilities. These specific, individual requirements are often required by the customer to be included in our commercial agreements relating to the purchase. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that machine purchase.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2015

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 10, 2015

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