Form 10-Q
period 2015-09-30
ExOne Co
filed 2015-11-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, 14,524,637 shares of common stock, par value $0.01, were outstanding.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.

As an EGC:

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

We will continue to operate under these provisions until December 31, 2018, or such earlier time that we are no longer an EGC. We would cease to be an EGC if we have more than $1.0 billion in annual revenues, qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some, but not all, of these reduced burdens.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Revenue - third party	$8,712	$9,640	$22,861	$28,103
Revenue - related party	152	9	1,294	32
	8,864	9,649	24,155	28,135
Cost of sales	7,695	7,162	21,881	21,533
Gross profit	1,169	2,487	2,274	6,602
Operating expenses
Research and development	1,825	2,261	5,218	6,014
Selling, general and administrative	5,018	4,593	17,479	15,061
Goodwill impairment	4,419	-	4,419	-
	11,262	6,854	27,116	21,075
Loss from operations	(10,093)	(4,367)	(24,842)	(14,473)
Other expense (income)
Interest expense	29	32	87	106
Other (income) expense - net	(4)	(55)	(83)	(210)
	25	(23)	4	(104)
Loss before income taxes	(10,118)	(4,344)	(24,846)	(14,369)
(Benefit) provision for income taxes	(41)	107	(200)	274
Net loss	$(10,077)	$(4,451)	$(24,646)	$(14,643)
Net loss per common share:
Basic	$(0.70)	$(0.31)	$(1.71)	$(1.02)
Diluted	$(0.70)	$(0.31)	$(1.71)	$(1.02)
Comprehensive loss:
Net loss	$(10,077)	$(4,451)	$(24,646)	$(14,643)
Other comprehensive income (loss):
Foreign currency translation adjustments	809	(4,656)	(3,854)	(4,838)
Comprehensive loss	$(9,268)	$(9,107)	$(28,500)	$(19,481)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$20,253	$36,202
Accounts receivable - net of allowance of $2,458 (2015) and $2,431 (2014)	5,458	14,238
Inventories - net	22,232	17,014
Prepaid expenses and other current assets	2,996	3,138
Total current assets	50,939	70,592
Property and equipment - net	56,325	55,298
Goodwill	-	4,665
Other noncurrent assets	2,166	2,875
Total assets	$109,430	$133,430
Liabilities
Current liabilities:
Current portion of long-term debt	$136	$132
Current portion of capital and financing leases	122	346
Accounts payable	2,869	2,553
Accrued expenses and other current liabilities	6,337	8,424
Deferred revenue and customer prepayments	6,703	902
Total current liabilities	16,167	12,357
Long-term debt - net of current portion	1,847	1,950
Capital and financing leases - net of current portion	103	164
Other noncurrent liabilities	24	414
Total liabilities	18,141	14,885
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,428,634 (2015) and 14,417,803 (2014) shares issued and outstanding	144	144
Additional paid-in capital	156,146	154,902
Accumulated deficit	(52,944)	(28,298)
Accumulated other comprehensive loss	(12,057)	(8,203)
Total stockholders' equity	91,289	118,545
Total liabilities and stockholders' equity	$109,430	$133,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(24,646)	$(14,643)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	3,819	2,583
Deferred income taxes	(269)	-
Equity-based compensation	1,244	943
Provision for bad debts	144	145
Changes in fair value of contingent consideration	(193)	(194)
Loss on disposal of property and equipment	87	-
Goodwill impairment	4,419	-
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Decrease (increase) in accounts receivable	8,145	(4,411)
Increase in inventories	(9,459)	(9,328)
Decrease in prepaid expenses and other assets	468	257
Increase in accounts payable	850	603
Decrease in accrued expenses and other liabilities	(1,386)	(846)
Increase in deferred revenue and customer prepayments	5,770	296
Cash used for operating activities	(11,007)	(24,595)
Investing activities
Capital expenditures	(4,089)	(18,586)
Increase in restricted cash associated with cash collateral arrangement	(330)	-
Acquisitions, net of cash acquired of $201	-	(9,230)
Cash used for investing activities	(4,419)	(27,816)
Financing activities
Proceeds from exercise of employee stock options	-	318
Payments on long-term debt	(99)	(433)
Payments on capital and financing leases	(264)	(411)
Cash used for financing activities	(363)	(526)
Effect of exchange rate changes on cash and cash equivalents	(160)	(302)
Net change in cash and cash equivalents	(15,949)	(53,239)
Cash and cash equivalents at beginning of period	36,202	98,445
Cash and cash equivalents at end of period	$20,253	$45,206
Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$344	$682
Transfer of inventories to property and equipment for internal use	$3,495	$3,935
Transfer of property and equipment to inventories for sale	$149	$332
Property and equipment acquired through financing arrangements	$-	$89
Net assets acquired through acquisitions, net of cash acquired of $201	$-	$9,685
Noncash consideration for acquisitions	$-	$455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2013	14,387	$144	$153,363	$(6,455)	$(352)	$146,700
Net loss	—	—	—	(14,643)	—	(14,643)
Other comprehensive loss	—	—	—	—	(4,838)	(4,838)
Equity-based compensation	—	—	943	—	—	943
Common stock issued from equity incentive plan	30	—	318	—	—	318
Balance at September 30, 2014	14,417	$144	$154,624	$(21,098)	$(5,190)	$128,480
Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(24,646)	—	(24,646)
Other comprehensive loss	—	—	—	—	(3,854)	(3,854)
Equity-based compensation	—	—	1,244	—	—	1,244
Common stock issued from equity incentive plan	11	—	—	—	—	—
Balance at September 30, 2015	14,428	$144	$156,146	$(52,944)	$(12,057)	$91,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation and Principles of Consolidation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne Property GmbH (Germany), ExOne KK (Japan); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy); and effective in July 2015, ExOne Sweden AB (Sweden). Collectively, the consolidated group is referred to as the “Company”.

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

Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $10,077 and $24,646 for the quarter and nine months ended September 30, 2015, respectively. As noted above, in connection with the completion of its initial public offering and secondary public offering in 2013, the Company received unrestricted net proceeds from the sale of its common stock of approximately $157,311. At September 30, 2015, the Company had approximately $20,253 in cash and cash equivalents.  In addition, in October 2015, the Company entered into a five-year, $15,000 revolving credit facility with a related party.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2019, or January 1, 2018, in the event that the Company no longer qualifies as an EGC.  Early adoption is permitted, but the Company may adopt the changes no earlier than January 1, 2017 (regardless of EGC status). Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs in financial statements. These changes require an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with an exception for line of credit arrangements. Amortization of debt issuance costs will continue to be reported as interest expense. These changes become effective for the Company on December 31, 2016, or March 31, 2016, in the event that the Company no longer qualifies as an EGC. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

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

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Foreign currency translation adjustments	2015	2014	2015	2014
Balance at beginning of period	$(12,866)	$(534)	$(8,203)	$(352)
Other comprehensive income (loss)	809	(4,656)	(3,854)	(4,838)
Balance at end of period	$(12,057)	$(5,190)	$(12,057)	$(5,190)

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

As the Company incurred a net loss during each of the quarters and nine months ended September 30, 2015 and 2014, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (204,470 – 2015 and 153,970 – 2014) and unvested restricted stock issued (96,003 – 2015 and 25,834 – 2014), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(10,077)	$(4,451)	$(24,646)	$(14,643)
Weighted average shares outstanding (basic and diluted)	14,428,634	14,416,970	14,426,855	14,408,871
Net loss per common share:
Basic	$(0.70)	$(0.31)	$(1.71)	$(1.02)
Diluted	$(0.70)	$(0.31)	$(1.71)	$(1.02)

Note 4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials and components	$11,878	$10,838
Work in process	5,196	4,221
Finished goods	5,158	1,955
	$22,232	$17,014

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

At September 30, 2015 and December 31, 2014, the allowance for slow-moving and obsolete inventories was approximately $1,208 and $1,241, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at September 30, 2015 and December 31, 2014, is approximately $463 and $419, respectively, associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

Note 5. Impairment

During the quarter ended September 30, 2015, as a result of the significant decline in the market capitalization of the Company and continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring both (i) a test for the recoverability of long-lived assets held for use at the asset group level and (ii) a test for impairment of goodwill at the reporting unit level.  For purposes of testing, the Company operates as both a single asset group and a single reporting unit.  Assessing the recoverability of long-lived assets held for use and goodwill requires significant judgments and estimates by management.

In assessing the recoverability of long-lived assets held for use, the Company determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets.  The Company proceeded to determination of the fair value of its long-lived assets held for use, principally through use of the market approach.  The Company’s use of the market approach included consideration of market transactions for comparable assets.  Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss has been recorded. A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held for use, resulting in a material adverse effect on the financial position and results of operations of the Company.

The Company subsequently performed an impairment test for goodwill by comparing the fair value of its reporting unit to its carrying amount.  The Company determined the fair value of its reporting unit through a combination of the market approach and income approach.  The Company’s use of the market approach included consideration of the Company’s market capitalization along with consideration of other factors that could influence the use of market capitalization as a fair value estimate, including premiums or discounts to be applied based on both market and entity-specific data.  The Company’s use of the income approach included consideration of present value techniques, principally the use of a discounted cash flow model.  In performing the impairment test for goodwill, the Company determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, the Company recognized an impairment loss of approximately $4,419 associated with goodwill during the quarter ended September 30, 2015.

The following table details the changes in the carrying amount of goodwill:

Balance at December 31, 2014	$4,665
Foreign currency translation adjustments	(246)
Impairment	(4,419)
Balance at September 30, 2015	$-

Note 6. Contingencies and Commitments

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

Note 7. Equity-Based Compensation

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Equity-based compensation expense recognized:
Incentive stock options	$185	$156	$566	$475
Restricted stock	237	94	678	271
Stock bonus awards	—	—	—	197
Total equity-based compensation expense before income taxes	422	250	1,244	943
Benefit for income taxes*	—	—	—	—
Total equity-based compensation expense net of income taxes	$422	$250	$1,244	$943
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At September 30, 2015, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $608 for incentive stock options (“ISOs”) and $1,156 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.6 years.

The activity for ISOs for the nine months ended September 30, 2015, was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs granted	—	$—	$—
ISOs exercised	—	$—	$—
ISOs forfeited	(9,834)	$17.08	$10.45
ISOs expired	(833)	$18.00	$11.03
Outstanding at September 30, 2015	204,470	$17.43	$10.67
ISOs exercisable at September 30, 2015	95,639	$18.00	$11.03
ISOs expected to vest at September 30, 2015	100,128	$16.85	$10.30

At September 30, 2015, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and expected to vest at September 30, 2015, was approximately 7.4 years and 8.3 years, respectively. ISOs with an aggregate intrinsic value of approximately $306 were exercised by employees during the quarter ended March 31, 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $318. The Company received no income tax benefit related to these exercises. There were no exercises during the quarter or nine months ended September 30, 2015 or the quarter ended September 30, 2014.

The activity for restricted stock awards for the nine months ended September 30, 2015, was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	80,834	$22.78
Restricted shares granted	26,000	$13.23
Restricted shares vested	(10,831)	$34.80
Restricted shares forfeited	—	$—
Outstanding at September 30, 2015	96,003	$18.84
Restricted shares expected to vest at September 30, 2015	96,003	$18.84

*	Restricted shares vesting during the nine months ended September 30, 2015, had a fair value of approximately $158.

Note 8. Income Taxes

The (benefit) provision for income taxes for the quarters ended September 30, 2015 and 2014 was ($41) and $107, respectively. The (benefit) provision for income taxes for the nine months ended September 30, 2015 and 2014 was ($200) and $274, respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended September 30, 2015 and 2014 was 0.4% (benefit on a loss) and 2.5% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 0.8% (benefit on a loss) and 1.9% (provision on a loss), respectively. The effective tax rate differs from the U.S. federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At September 30, 2015 and December 31, 2014, the liability for uncertain tax positions was approximately $805 and $871, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. In addition, at September 30, 2015 and December 31, 2014, the Company had a liability for uncertain tax positions related to its ExOne GmbH (Germany) and ExOne KK (Japan) subsidiaries of approximately $642 and $354, respectively, which were fully offset against net operating loss carryforwards of the respective subsidiaries.

Note 9. Fair Value Measurements

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

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level:

		September 30,	December 31,
	Level	2015	2014
Accrued expenses and other current liabilities:
Contingent consideration	3	$—	$190

The fair value of contingent consideration associated with the 2014 acquisition of Machin-A-Mation Corporation (“MAM”) is determined by using certain forecasts of future profitability of MAM (an unobservable input). The valuation technique utilized by the Company with respect to this instrument is a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision. Future expected payments ($200) have been discounted using a market participant interest rate assumption. Terms of the earn-out provision require minimum achievement of revenues ($3,500) and gross profit ($875) for the year ending December 31, 2015.

There were no changes in the fair value of contingent consideration during the quarter ended September 30, 2015.  During the nine months ended September 30, 2015, the Company recorded changes in the fair value of contingent consideration issued in connection with the acquisition of MAM of approximately ($190), with a corresponding amount recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during the nine months ended September 30, 2015 are based on (i) revisions of estimates of revenues and gross profit for MAM for the year ending December 31, 2015 and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$—	$180	$190	$—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	377
Settlements	—	—	—	—
Realized (gains) losses	—	—	(193)	(200)
Unrealized (gains) losses	—	3	3	6
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$—	$183	$—	$183

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30,		December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$20,253	$20,253	$36,202	$36,202
Current portion of long-term debt	$136	$136	$132	$132
Current portion of capital and financing leases	$122	$122	$346	$346
Long-term debt - net of current portion	$1,847	$1,834	$1,950	$2,022
Capital and financing leases - net of current portion	$103	$103	$164	$164

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

Note 10. Customer Concentrations

During the quarters and nine months ended September 30, 2015 and 2014, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended September 30, 2015 and 2014, the Company’s five most significant customers represented approximately 34.6% and 43.6% of total revenue, respectively. For the nine months ended September 30, 2015 and 2014, the Company’s five most significant customers represented approximately 22.1% and 27.2% of total revenue, respectively. At September 30, 2015 and December 31, 2014, accounts receivable from the Company’s five most significant customers were approximately $1,395 and $6,326, respectively.

Note 11. Related Party Transactions

Revenues

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related entity based on common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $815 on this transaction during 2014 based on the delivery of products and/or services. During the quarter and nine months ended September 30, 2015, the Company recorded revenue of approximately $70 and $185, respectively, based on the delivery of additional products and/or services. All of the proceeds associated with this transaction have been received by the Company at September 30, 2015.

In March 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same related entity described above. Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During the quarter and nine months ended September 30, 2015 the Company recorded revenue of approximately $47 and $913, respectively, based on the delivery of products and/or services. At September 30, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $37) as certain additional products and/or services remained undelivered by the Company. All of the proceeds associated with this transaction have been received by the Company at September 30, 2015.

In June 2015, the Company entered into a sale agreement for a 3D printing machine with a multi-national, diversified metals company determined to be a related entity on the basis that a member of the Board of Directors of the Company also receives his principal compensation from the entity. Total consideration for the 3D printing machine (approximately $146) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During the quarter and nine months ended September 30, 2015 the Company recorded revenue of approximately $5 and $146, respectively, based on the delivery of products and/or services.

Additional sales of products and/or services to related entities for the quarter and nine months ended September 30, 2015 were approximately $30 and $50, respectively. Additional sales of products and/or services to related entities for the quarter and nine months ended September 30, 2014 were approximately $9 and $32, respectively.

Amounts due from related entities at September 30, 2015 and December 31, 2014, were approximately $42 and $144, respectively.

Expenses

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss for the quarter ended March 31, 2015, based on the services rendered (the remaining amount having been recorded by the Company during the quarter ended December 31, 2014). In addition, the Company recorded approximately $9 for reimbursable expenses incurred in connection with this consulting arrangement (also included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss for the quarter ended March 31, 2015). In connection with his appointment to the Board of Directors of the Company, the Audit Committee of the Board of Directors of the Company approved this arrangement under company policy for related party transactions. In March 2015, Hans J. Sack resigned from the Board of Directors to accept a position as President of the Company.

Separate from the consulting arrangement further described above, the Company has purchased certain raw materials and components, website design services and the corporate use of an airplane and leased office space from related entities under common control by the Chairman and CEO of the Company. The cost of these products and/or services for the quarter and nine months ended September 30, 2015 were approximately $6 and $21, respectively.  The cost of these products and/or services for the quarter and nine months ended September 30, 2014 were approximately $5 and $80, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration. There were no such benefits received by the Company during the quarter or nine months ended September 30, 2015. The Company estimates the fair market value of the benefits received during the quarter and nine months ended September 30, 2014 were approximately $2 and $8, respectively.

Amounts due to related entities at September 30, 2015 and December 31, 2014, were approximately $1 and $29, respectively.

Note 12. Subsequent Events

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  The Credit Agreement includes a term of five years (through October 23, 2020) and bears interest at a rate of one month LIBOR plus an applicable margin of 700 basis points (approximately 7.2% at inception).  The Credit Agreement requires a commitment fee of 100 basis points (or 1.0%) on the unused portion of the facility.  ExOne may terminate or reduce the credit commitment at any time during the term of the Credit Agreement without penalty.  ExOne may also make prepayments against the Credit Agreement at any time without penalty.  Provided there exists no potential default or event of default, ExOne may request an increase in the credit commitment not to exceed $15,000.  Incremental increases shall be in minimum increments of $5,000, with three such requests allowable during the term of the Credit Agreement.  Borrowings under the Credit Agreement have been collateralized by the accounts receivable, inventories and certain machinery and equipment of ExOne, ExOne Americas LLC and ExOne GmbH.  The total estimated value of collateral was in significant excess of the maximum capacity of the Credit Agreement at inception.

The Credit Agreement contains several affirmative covenants including (1) prompt payment of liabilities and taxes; (2) maintenance of insurance, properties, and licenses; and (3) compliance with laws.  The Credit Agreement also contains several negative covenants including (1) restricting the incurrence of certain additional debt; (2) prohibiting future liens (other than permitted liens); (3) prohibiting investment in third parties; (4) limiting the ability to pay dividends; and (5) limiting mergers, acquisitions, and dispositions.  The Credit Agreement does not contain any financial covenants.  The Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

RHI was determined to be a related party based on common control by the Chairman and CEO of the Company.  Accordingly, the Company does not consider the Credit Agreement indicative of a fair market value lending.  Provided there exists no potential default or event of default, RHI cannot cause any acceleration of repayment of any amount outstanding under the Credit Agreement and is prohibited from terminating the Credit Agreement or withdrawing any unused portion of the Credit Agreement. Prior to execution, the Credit Agreement was subject to review and approval by the Audit Committee of the Board of Directors and the independent members of the Board of Directors of the Company.

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, except as described above.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as modified and supplemented by “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increased operating expenses and expenses relating to proposed acquisitions, investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; the scope, nature or impact of acquisitions, alliances and strategic investments and our ability to integrate acquisitions and strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting; the impact of customer specific terms in machine purchase agreements on the period in which we recognize revenue and the impact of market conditions and other factors on the carrying value of long-lived assets.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. We offer pre-production collaboration and printed products for customers through our nine PSCs, which are located in the United States, Germany, Italy, Sweden and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and print head speed) uniquely position us to serve the needs of industrial customers.

Recent Developments and Outlook

Our results of operations for both the quarter and nine months ended September 30, 2015, were negatively affected by lower than expected sales of 3D printing machines as a result of longer than expected sales cycles for certain customers and as a result, our gross profit was negatively affected based on a lower contribution margin from the sale of these units. We have additionally experienced overall increased costs of production and selling, general and administrative activities, principally in the form of expanded personnel costs and facilities costs, both of which were attributable to the transition and expansion of our German and United States operations and deployment of our new enterprise resource planning (“ERP”) system (both resulting in production and operational inefficiencies).

During the quarter ended September 30, 2015, as a result of the significant decline in our market capitalization and continued operating losses and cash flow deficiencies, we identified a triggering event requiring both (i) a test for the recoverability of long-lived assets held for use at the asset group level and (ii) a test for impairment of goodwill at the reporting unit level.  For purposes of testing, we operate as both a single asset group and a single reporting unit.  Assessing the recoverability of long-lived assets held for use and goodwill requires significant judgments and estimates by management.

In assessing the recoverability of long-lived assets held for use, we determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets.  We proceeded to determination of the fair value of our long-lived assets held for use, principally through use of the market approach.  Our use of the market approach included consideration of market transactions for comparable assets.  Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss has been recorded. A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held for use, resulting in a material adverse effect on our financial position and results of operations.

We subsequently performed an impairment test for goodwill by comparing the fair value of our reporting unit to its carrying amount.  We determined the fair value of our reporting unit through a combination of the market approach and income approach.  Our use of the market approach included consideration of our market capitalization along with consideration of other factors that could influence the use of market capitalization as a fair value estimate, including premiums or discounts to be applied based on both market and entity-specific data.  Our use of the income approach included consideration of present value techniques, principally the use of a discounted cash flow model.  In performing the impairment test for goodwill, we determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, we recognized an impairment loss of approximately $4,419 associated with goodwill during the quarter ended September 30, 2015.

Note the following 2015 operational highlights:

•

Introduction of Innovent 3D printing system for research and education customers.  In January 2015, we announced the introduction of our new laboratory-sized machine offering, the Innovent, which allows for testing material properties, specifically in educational institutions, research laboratories and research and development departments at commercial organizations.  Compared to our previous laboratory-sized machine offering, the X1-Lab, the Innovent offers a build volume that is eight times larger and incorporates software and mechanical component upgrades that mirror our M-Flex and M-Print platforms, allowing for integrated use of the platforms together for testing (Innovent) and prototype and series production (M-Flex or M-Print).

•

Introduction of six new printable materials for use in our 3D printing systems.  In February 2015, we announced the introduction of six new printable materials for use in our 3D printing systems: Cobalt-Chrome, IN Alloy 718, Iron-Chrome-Aluminum, 17-4 Stainless Steel, 316 Stainless Steel and Tungsten Carbide.  The introduction of these print materials allows customers interested in 3D printing materials for their own product development the opportunity to utilize a wider variety of materials, each offering unique properties and uses.

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

•

Debut of the Exerial 3D printing system and delivery of the initial production units. In June 2015, we debuted the Exerial machine platform at the GIFA International Foundry Trade Fair in Dusseldorf, Germany. The Exerial is unique compared to our other indirect printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two job boxes, each 1.5 times larger than the single job box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes a new recoater system, multiple print heads and automation controls. As part of the development of the Exerial, we have filed six patents related to machine design elements. We delivered our initial production units in August 2015.

•

Qualification of Water Wash-out Tooling process for industrial 3D printing applications. In July 2015, we announced the qualification of a new application for our additive manufacturing process, Water Wash-out Tooling, designed to aid in the development of manufacturing and composite tooling. Intended for the production of hollow parts, typical of mandrel or clamshell molding, our Water Wash-out Tooling process involves the 3D printing of a core in sand, ceramics or carbon, applying a composite lay-up and curing. The final core is then washed out with only the structural composite part remaining. Water Wash-out Tooling is ideal for printing mandrels for filament winding, tape placement or hand lay-up; plugs and source tools; styling and design models; hollow or trapped shape fabrication; and one-off parts for part validation.

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

•

Opening of our PSC in Sweden.  In August 2015, we announced the opening of our ninth PSC in Jönköping, Sweden in collaboration with Swerea, the Swedish Research Institute for Industrial Renewal and Sustainable Growth.  Swerea has research specialists who are leaders in the development of new technologies, methods and products for direct application in industry, with 3D printing being an area of focus.  Establishing our latest PSC in this facility creates a cost effective opportunity for our introduction of binder jetting technologies to a market that is focused on the benefits of additive manufacturing for industrial applications.

•

Introduction of ExOne cold hardening phenolic binder.  In September 2015, we announced the expansion of the available suite of our binders to include ExOne cold hardening phenolic (“CHP”).  Phenolic binders, which we originally introduced in July 2013, are generally used in connection with ceramic sands to produce 3D printed molds and cores that provide the benefit of high heat alloy casting, higher internal strength and higher quality, on the basis of reduced expansion of the mold or core.  CHP accelerates the 3D printing process by eliminating the infrared heating lamp that is utilized in the printing process with traditional phenolic binders.  In addition, additional curing and drying processes, which previously required the use of an industrial microwave, may be achieved through use of a conventional air oven typically maintained by most industrial manufacturers.  Our initial introduction of CHP is through delivery to customers of benchmark and production parts printed in our Gersthofen, Germany PSC.  We are in the process of optimizing our indirect printing machine platforms for utilization of CHP with an availability date targeted in 2016.

•

Entry into a $15 million, five-year revolving credit facility.  In October 2015, we announced our entry into a five-year revolving credit facility agreement with RHI, an entity under control by our Chairman and CEO.  The revolving credit facility with a related party provides for an initial $15,000 in available borrowings, with the opportunity, subject to certain conditions, for an increase of an additional $15,000.  We may use borrowings from the revolving credit facility with a related party to support lease financing activities with customers and for working capital and general corporate purposes.

At September 30, 2015, our backlog was approximately $22,800, of which, approximately $19,500 is expected to be fulfilled during the next twelve months.  At December 31, 2014, our backlog was approximately $13,200.

With our facilities expansions substantially behind us, and our new machine platforms (Exerial, S-Max+ and Innovent) gaining market attention, we continue to focus on improving the operational effectiveness of our business with the primary goal being the continued global adoption of our binder jetting technologies. This includes further expanding our business focus from predominantly prototyping activities and short-run production to series production, principally through our introduction of the Exerial machine platform. We intend to place a firm emphasis on maximizing revenues from our 3D printing machines and continuing to grow our revenues from 3D printed and other products, materials and services. We also plan to continue to effectively manage our costs of production (focusing on our print material costs and machine manufacturing costs) and operating expenses such that we align our spending plans with the anticipated growth of our business.

We believe that our existing capital resources (including available borrowings under the revolving credit facility with a related party) will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital. Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives or a combination thereof.

Results of Operations

Net Loss

Net loss for the quarter ended September 30, 2015, was $10,077, or $0.70 per basic and diluted share, compared with a net loss of $4,451 or $0.31 per basic and diluted share, for the quarter ended September 30, 2014. Net loss for the nine months ended September 30, 2015, was $24,646, or $1.71 per basic and diluted share, compared with a net loss of $14,643, or $1.02 per basic and diluted share, for the nine months ended September 30, 2014.

The increase in our net loss for both periods was principally due to a decrease in our revenues and gross profit principally attributed to a lower volume of sales of 3D printing machines and an unfavorable mix of sales (between 3D printing machines and 3D printed and other products, materials and services). We also incurred increased production costs associated with the transition and expansion of our global facilities and increased operating expenses, mostly due to our global facilities transition and expansion and implementation of our ERP system. These changes were offset by a reduction in research and development expense as a result of a reduction in costs associated with materials qualification and machine development activities, principally materials usage.  Also, during the quarter ended September 30, 2015, we recorded a goodwill impairment charge of approximately $4,419 as a result of a significant decline in our market capitalization during the period, combined with continued operating losses and cash flow deficiencies.

Revenue

The following table summarizes revenue by product line for each of the quarter and nine month periods ended September 30:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
3D printing machines
3D printing machines - third party	$2,250	25.4%	$4,218	43.7%	$4,651	19.3%	$12,616	44.8%
3D printing machines - related party	122	1.4%	—	0.0%	1,244	5.2%	—	0.0%
	2,372	26.8%	4,218	43.7%	5,895	24.4%	12,616	44.8%
3D printed and other products, materials and services
3D printed and other products, materials and services - third party	6,462	72.9%	5,422	56.2%	18,210	75.4%	15,487	55.0%
3D printed and other products, materials and services - related party	30	0.3%	9	0.1%	50	0.2%	32	0.1%
	6,492	73.2%	5,431	56.3%	18,260	75.6%	15,519	55.2%
	$8,864	100.0%	$9,649	100.0%	$24,155	100.0%	$28,135	100.0%

The following table summarizes the significant components of the change in revenue by product line for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2015:

	3D printing machines	3D printed and other products, materials and services	Total
Quarter Ended September 30, 2014	$4,218	$5,431	$9,649
Change in revenue attributed to:
Volume	(1,582)	1,511	(71)
Pricing and sales mix	(221)	—	(221)
Foreign currency	(43)	(450)	(493)
	(1,846)	1,061	(785)
Quarter Ended September 30, 2015	$2,372	$6,492	$8,864

Revenue for the quarter ended September 30, 2015, was $8,864 compared with revenue of $9,649 for the quarter ended September 30, 2014, a decrease of $785, or 8.1%. The decrease in revenue was due to a decrease in revenues associated with 3D printing machines as a result of lower volumes (5 units sold in 2015 versus 8 units sold in 2014) and an unfavorable mix of sales of machines based on unit type. Offsetting this decrease was an increase in revenue as a result of higher volumes from 3D printed and other products, materials and services driven by an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes and an increase in materials and service revenues associated with an increased global installed base of our 3D printing machines. Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

The following table summarizes the significant components of the change in revenue by product line for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2015:

	3D printing machines	3D printed and other products, materials and services	Total
Nine Months Ended September 30, 2014	$12,616	$15,519	$28,135
Change in revenue attributed to:
Volume	(1,939)	4,110	2,171
Pricing and sales mix	(4,504)	—	(4,504)
Foreign currency	(278)	(1,369)	(1,647)
	(6,721)	2,741	(3,980)
Nine Months Ended September 30, 2015	$5,895	$18,260	$24,155

Revenue for the nine months ended September 30, 2015, was $24,155 compared with revenue of $28,135 for the nine months ended September 30, 2014, a decrease of $3,980, or 14.1%. The decrease in revenue was due to a decrease in revenues associated with 3D printing machines as a result of lower volumes (14 units sold in 2015 versus 17 units sold in 2014) and an unfavorable mix of sales of machines based on unit type. Offsetting this decrease was an increase in revenue as a result of higher volumes from 3D printed and other products, materials and services driven by an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes and an increase in materials and service revenues associated with an increased global installed base of our 3D printing machines. Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

The following table summarizes 3D printing machines sold by type for each of the quarter and nine month periods ended September 30 (refer to the “Our Machines and Machine Platforms” section of Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of 3D printing machines by type):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
3D printing machine units sold:
S-Max	1	1	1	5
S-Print	—	—	—	1
S-15	—	—	—	1
M-Print*	—	—	1	—
M-Flex	1	4	3	6
Innovent*	3	—	8	—
X1-Lab	—	3	1	4
	5	8	14	17

*

For the nine months ended September 30, 2015, one M-Print unit and one Innovent unit were sold to related parties. There were no units sold to related parties during the quarter ended September 30, 2015, or the quarter or nine months ended September 30, 2014. Refer to Note 11 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended September 30, 2015, was $7,695 compared with cost of sales of $7,162 for the quarter ended September 30, 2014, an increase of $533, or 7.4%. The increase in cost of sales was principally the result of increased costs of production associated with our global facilities transition and expansion in Germany and the United States and our ERP system deployment (both resulting in production inefficiencies), the continued development of operations at our Italy PSC and commencement of operations at our Sweden PSC. The increase in cost of sales was offset by a reduction in costs associated with a lower volume of sales and mix of sales associated with 3D printing machines and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Gross profit for the quarter ended September 30, 2015, was $1,169 compared with gross profit of $2,487 for the quarter ended September 30, 2014, a decrease of $1,318, or 53.0%. Gross profit percentage was 13.2% for the quarter ended September 30, 2015, compared with 25.8% for the quarter ended September 30, 2014. The decrease in gross profit was the result of the decrease in revenues and increase in cost of sales as further cited above.

Cost of sales for the nine months ended September 30, 2015, was $21,881 compared with cost of sales of $21,533 for the nine months ended September 30, 2014, an increase of $348, or 1.6%. The increase in cost of sales was principally the result of increased costs of production associated with our global facilities transition and expansion in Germany and the United States and our ERP system deployment (both resulting in production inefficiencies), the continued development of operations at our Italy PSC and commencement of operations at our Sweden PSC. The increase in cost of sales was offset by a reduction in costs associated with a lower volume of sales and mix of sales associated with 3D printing machines and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Gross profit for the nine months ended September 30, 2015, was $2,274 compared with gross profit of $6,602 for the nine months ended September 30, 2014, a decrease of $4,328, or 65.6%. Gross profit percentage was 9.4% for the nine months ended September 30, 2015, compared with 23.5% for the nine months ended September 30, 2014. The decrease in gross profit was the result of the decrease in revenues and increase in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended September 30, 2015, were $1,825 compared with research and development expenses of $2,261 for the quarter ended September 30, 2014, a decrease of $436, or 19.3%. The decrease in research and development expenses was primarily due to a reduction in costs associated with materials qualification and machine development activities, principally materials usage, and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro).

Research and development expenses for the nine months ended September 30, 2015, were $5,218 compared with research and development expenses of $6,014 for the nine months ended September 30, 2014, a decrease of $796, or 13.2%. The decrease in research and development expenses was primarily due to a reduction in costs associated with materials qualification and machine development activities, principally materials usage, and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro).

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2015, were $5,018 compared with selling, general and administrative expenses of $4,593 for the quarter ended September 30, 2014, an increase of $425, or 9.3%. The increase in selling, general and administrative expenses was principally due to an increase in consulting and professional fees, including costs associated with the deployment of our new ERP system, increased facilities costs associated with our global expansion and increased agent commission expenses on 3D printing machine sales.  Increases in selling, general and administrative expenses were offset by a reduction in the provision for bad debts associated with certain customer balances estimated as uncollectible and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Selling, general and administrative expenses for the nine months ended September 30, 2015, were $17,479 compared with selling, general and administrative expenses of $15,061 for the nine months ended September 30, 2014, an increase of $2,418, or 16.1%. The increase in selling, general and administrative expenses was principally due to personnel costs associated with an increased headcount (including salaries, related benefits and travel expenses) and certain employee termination costs and other growth-related expenses (consulting and professional fees, including costs associated with the deployment of our new ERP system), increased facilities costs associated with our global expansion, increased trade show expenses (principally attributed to the GIFA show in June 2015).  Increases in selling, general and administrative expenses were offset by a reduction in agent commission expenses on 3D printing machine sales and favorable changes in currency (principally appreciation of the U.S. dollar against the Euro and Japanese Yen).

Interest Expense

Interest expense for the quarter ended September 30, 2015, was $29 compared with interest expense of $32 for the quarter ended September 30, 2014, a decrease of $3, or 9.4%. Interest expense for the nine months ended September 30, 2015, was $87 compared with interest expense of $106 for the nine months ended September 30, 2014, a decrease of $19, or 17.9%.

The decrease for both periods was principally due to a lower average outstanding debt balance for the quarter and nine months ended September 30, 2015, as compared to the quarter and nine months ended September 30, 2014.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended September 30, 2015, was ($4) compared with other (income) expense – net of ($55) for the quarter ended September 30, 2014, a decrease of $51. The decrease in other (income) expense – net was principally due to a decrease in interest income and other financing activity benefits, mostly due to a lower average cash and cash equivalents balance for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014.

Other (income) expense – net for the nine months ended September 30, 2015, was ($83) compared with other (income) expense – net of ($210) for the nine months ended September 30, 2014, a decrease of $127. The decrease in other (income) expense – net was principally due to a decrease in interest income and other financing activity benefits, mostly due to a lower average cash and cash equivalents balance for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for the quarters ended September 30, 2015 and 2014, was ($41) and $107, respectively. The effective tax rate for the quarters ended September 30, 2015 and 2014, was 0.4% (benefit on a loss) and 2.5% (provision on a loss), respectively. For each of the quarters ended September 30, 2015 and 2014, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

The (benefit) provision for income taxes for the nine months ended September 30, 2015 and 2014, was ($200) and $274, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014, was 0.8% (benefit on a loss) and 1.9% (provision on a loss), respectively. For each of the nine months ended September 30, 2015 and 2014, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $10,077 and $24,646 for the quarter and nine months ended September 30, 2015. In connection with the completion of our initial public offering and secondary public offering in 2013, we received unrestricted net proceeds from the sale of our common stock of approximately $157,311. At September 30, 2015, we had approximately $20,253 in cash and cash equivalents.  In addition, in October 2015, we entered into a five-year, $15,000 revolving credit facility with a related party as further described below.

We believe that our existing capital resources (including available borrowings under the revolving credit facility with a related party) will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital. Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives or a combination thereof.

Credit Agreement

On October 23, 2015, we entered into a Credit Agreement with RHI, a related party, on a $15,000 revolving credit facility to (i) assist our efforts to finance customer acquisition of our 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  The Credit Agreement includes a term of five years (through October 23, 2020) and bears interest at a rate of one month LIBOR plus an applicable margin of 700 basis points (approximately 7.2% at inception).  The Credit Agreement requires a commitment fee of 100 basis points (or 1.0%) on the unused portion of the facility.  We may terminate or reduce the credit commitment at any time during the term of the Credit Agreement without penalty.  We may also make prepayments against the Credit Agreement at any time without penalty.  Provided there exists no potential default or event of default, we may request an increase in the credit commitment not to exceed $15,000.  Incremental increases shall be in minimum increments of $5,000, with three such requests allowable during the term of the Credit Agreement.  Borrowings under the Credit Agreement have been collateralized by the accounts receivable, inventories and certain machinery and equipment of ExOne, ExOne Americas LLC and ExOne GmbH.  The total estimated value of collateral was in significant excess of the maximum capacity of the Credit Agreement at inception.

The Credit Agreement contains several affirmative covenants including (1) prompt payment of liabilities and taxes; (2) maintenance of insurance, properties, and licenses; and (3) compliance with laws.  The Credit Agreement also contains several negative covenants including (1) restricting the incurrence of certain additional debt; (2) prohibiting future liens (other than permitted liens); (3) prohibiting investment in third parties; (4) limiting the ability to pay dividends; and (5) limiting mergers, acquisitions, and dispositions.  The Credit Agreement does not contain any financial covenants.  The Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

RHI was determined to be a related party based on common control by our Chairman and CEO.  Accordingly, we do not consider the Credit Agreement indicative of a fair market value lending.  Provided there exists no potential default or event of default, RHI cannot cause any acceleration of repayment of any amount outstanding under the Credit Agreement and is prohibited from terminating the Credit Agreement or withdrawing any unused portion of the Credit Agreement. Prior to execution, the Credit Agreement was subject to review and approval by the Audit Committee of our Board of Directors and the independent members of our Board of Directors.

Cash Flows

The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30 and our cash and cash equivalents balance at September 30, 2015 and December 31, 2014:

	2015	2014
Cash used for operating activities	$(11,007)	$(24,595)
Cash used for investing activities	(4,419)	(27,816)
Cash used for financing activities	(363)	(526)
Effect of exchange rate changes on cash and cash equivalents	(160)	(302)
Net change in cash and cash equivalents	$(15,949)	$(53,239)

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$20,253	$36,202

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2015, was $11,007 compared with $24,595 for the nine months ended September 30, 2014. The decrease of $13,588, or 55.2%, was mostly attributed to an increase in cash flows from net changes in assets and liabilities principally impacted by cash inflows (versus outflows) for accounts receivable from customers based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines) and an increase in prepayments received from customers on 3D printing machine sale contracts. These increases were offset by cash outflows associated with an increase in our net loss.  In both periods, we experienced a cash outflow related to inventories consistent with our production plans.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2015, was $4,419 compared with $27,816 for the nine months ended September 30, 2014. The decrease of $23,397, or 84.1%, was primarily attributed to a decrease in capital expenditures, mostly due to (i) spending associated with the expansion of our facilities in Germany (spending complete at the end of 2014) and (ii) the acquisition of the land and building associated with our Japan subsidiary (completed during the quarter ended June 30, 2014) and cash paid for acquisitions closed during the quarter ended March 31, 2014 (MAM and MWT).

Our remaining 2015 capital expenditures plan includes approximately $1,000 in spending associated with continued facilities expansions.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2015, was $363 compared with $526 for the nine months ended September 30, 2014.

Uses of cash for the nine months ended September 30, 2015, included principal payments on outstanding debt and capital and financing leases.

Uses of cash for the nine months ended September 30, 2014, included principal payments on outstanding debt (including the payoff of debt assumed in connection with the acquisition of MAM) and capital and financing leases. These uses were offset by cash proceeds from the exercise of employee stock options.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 44.5% and 34.6% of our consolidated revenue was derived from transactions outside the United States for the quarters ended September 30, 2015 and 2014, respectively. Approximately 45.4% and 50.6% of our consolidated revenue was derived from transactions outside the United States for the nine months ended September 30, 2015 and 2014, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and nine months ended September 30, 2015, would result in an increase (decrease) in revenue of approximately $400 and $1,100, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At September 30, 2015, we held approximately $20,253 in cash and cash equivalents, of which approximately $16,769 was held by our United States parent in U.S. dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2015, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 26, 2015.

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

Changes in Internal Control over Financial Reporting

During the quarter and nine months ended September 30, 2015, with the oversight of senior management and the Audit Committee of our Board of Directors, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

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

(iii)

Continuing to add financial personnel with adequate knowledge and experience in GAAP. In 2015, we hired a new Chief Financial Officer and new Heads of Accounting and Controlling for our Europe operations, each of whom possess extensive knowledge of GAAP and experience in working with or for a United States based multi-national operation. As part of our redesign of our global reporting structure and responsibilities, we have added additional personnel (both temporary and permanent) with requisite GAAP experience to both our United States and Europe operations during 2015.  We do not expect a further significant investment in personnel for the remainder of 2015.

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2015. As an EGC, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until such time that we no longer qualify as an EGC.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

The disclosure in this item updates and supplements the risk factors set forth in “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2014, as modified and supplemented by “Risk Factors” in Part II, Item IA of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

We may incur future impairment charges to our long-lived assets held for use.

As a result of continued operating losses and cash flow deficiencies, we have completed certain tests for the recoverability of long-lived assets held for use at the asset group level.  Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.  We will be required to conduct additional testing for the recoverability of long-lived assets held for use to the extent that a triggering event requiring such test is identified in a future period. A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held for use.  The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2015

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

Exhibit Number	Description	Method of Filing

10.1	Credit Agreement dated October 23, 2015 among The ExOne Company, ExOne Americas LLC, ExOne GmbH and RHI Investments, LLC.	Filed as Exhibit 10.1 to Form 8-K on October 27, 2015 (#001-35806).
10.2	Overdraft Facility dated September 18, 2015 between Sparkasse and ExOne GmbH.	Filed as Exhibit 10.2 to Form 8-K on October 27, 2015 (#001-35806).

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.