Form 10-K
period 2015-12-31
ExOne Co
filed 2016-03-22
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(724) 863-9663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates for the last business day of the registrant’s most recently completed second fiscal quarter was approximately $116.3 million.

As of March 22, 2016, 16,067,954 shares of common stock, par value $0.01 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2016 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

All consolidated financial information in this report includes the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy); effective in July 2015, ExOne Sweden AB (Sweden); and through March 27, 2013 (see further description below), two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”).

All financial information for periods prior to January 1, 2013 is of The Ex One Company, LLC, our predecessor company, and its subsidiaries, and all financial information for periods prior to March 27, 2013, include TMF and Lone Star, two VIEs in which ExOne was identified as the primary beneficiary.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

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

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, LUXCELIS, M-FLEX, ORION, S MAX, S-PRINT, X1 and X1-LAB. We also have applications for registration pending for the following trademarks: EXERIAL, INNOVENT, M-PRINT and S-MAX. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in China, Europe (Community Trade Mark), Japan, and South Korea, and applications for registration pending in Brazil and Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We

have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea and an application pending for that mark in Canada. We have a registration for the trademarks EXERIAL, INNOVENT, M-FLEX and S-MAX in Europe (Community Trade Mark). We also have a registration in Canada for the trademark LUXCELIS. Additionally, in March 2014 we acquired the trade names for Machin-A-Mation Corporation (“MAM”) and MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”).

This Annual Report on Form 10-K also contains trademarks, service marks and trade names of other companies, which are the property of their respective owners. Solely for convenience, marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these marks and trade names. Third-party marks and trade names used herein are for nominative informational purposes only and their use herein in no way constitutes or is intended to be commercial use of such names and marks. The use of such third-party names and marks in no way constitutes or should be construed to be an approval, endorsement or sponsorship of us, or our products or services, by the owners of such third-party names and marks.

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of three dimensional (“3D”) printing machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increases in operating expenses and expenses relating to proposed investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; individual customer contractual requirements; the scope, nature or impact of alliances and strategic investments and our ability to integrate strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; the impact of market conditions and other factors on the carrying value of long-lived assets; and our ability to continue as a going concern.

These and other important factors, including those discussed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, may cause our actual results of operations to differ materially from any future results of operations expressed or implied by the forward looking statements contained in this Annual Report on Form 10-K. Before making a decision to purchase our common stock, you should carefully consider all of the factors identified in this Annual Report on Form 10-K that could cause actual results to differ from these forward looking statements.

PART I

Item 1. Business.

The Company

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our nine PSCs, which are located in the United States, Germany, Italy, Sweden and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

Our 3D printing machines use our binder jetting technology, powdered materials, chemical binding agents and integrated software to print 3D products directly from computer models by repeatedly depositing very thin layers of powdered materials and selectively placing chemical binding agents to form the printed product. One of our key industry advantages is that our 3D printing machines are able to print products in materials which we believe are desired by industrial customers. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty sands and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our 3D printing machines. Our current emphasis is related to monolithic metals and certain ceramics.

We believe that we are a leader in providing 3D printing machines, 3D printed and other products, materials and services to industrial customers in the aerospace, automotive, heavy equipment, energy/oil/gas and other industries. In an effort to further solidify this position, we have (i) expanded our PSC network to nine global locations, (ii) increased capacity and upgraded technology in our production facilities in Germany, including consolidating our operations from five buildings to one multi-purpose manufacturing, research and development, sales and administrative facility, (iii) expanded our materials development initiatives and (iv) deployed the first phase of an Enterprise Resource Planning (“ERP”) system for our Europe operations to promote operational efficiency and financial controls.

Our revenue growth is driven by increasing customer acceptance of our 3D printing technology. We believe that we can accelerate customer adoption of our technology by delivering turnkey 3D printing services and products, from design through product completion. In developing our next generation 3D printing machine platforms, we successfully focused on achieving the volumetric output rate demanded by our industrial customers. Our refined strategic focus emphasizes all phases of the production cycle, notably enhancements to pre-print, such as Computer Aided Design (“CAD”), simulation, and design optimization, as well as post-print processing, including metal finishing technologies and precision casting capabilities. We are exploring a combination of strategic investments, and/or alliances, some of which we believe will promote advances in pre-print and post-print processing.

We conduct a significant portion of our business with a limited number of customers. Our top five customers represented approximately 19.0%, 23.1% and 25.5% of total revenue for 2015, 2014 and 2013, respectively. There were no customers for 2015, 2014 or 2013 that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of the revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services are high volume, but generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

The Company manages its business globally in a single operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through subsidiaries in the United States, Germany, Italy, Sweden and Japan.

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corporation was purchased by another company. In 2007, we were acquired by S. Kent Rockwell through his wholly-owned company Rockwell Forest Products, Inc. On January 1, 2013, our Reorganization was completed when The Ex One Company, LLC was merged with and into a newly created Delaware corporation, which changed its name to The ExOne Company. On February 12, 2013, we completed our IPO, raising approximately $90.4 million in net proceeds after expenses to us. On September 13, 2013 we completed a secondary public offering, raising an additional $64.9 million in net proceeds after expenses to us.

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

Our binder jetting 3D printing technology was developed over 15 years ago by researchers at MIT. Our 3D printing machines build or print products from CAD by depositing successive thin layers of particles of materials such as sand or metal powder in a “build box.” A moveable printhead passes over each layer and deposits a chemical binding agent in the selected areas where the finished product will be materialized. Each layer can be unique.

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

Pre-Print. We believe that our customers have the opportunity to take greater advantage of the design freedom that our 3D printing technology provides. While we collaborate with our customers to develop and refine CAD designs that meet our customers’ specifications and can be read and processed by our 3D printing machines, we believe that additional pre-print capabilities would empower our customers to fully exploit the design freedom of 3D printing. As a result, we are exploring ways to develop, through a combination of strategic investments, and/or alliances, advanced CAD, simulation and design optimization tools. With these enhanced pre-print capabilities, our customers will be able to imagine, design, optimize and produce their ideal products, unconstrained by the limitations imposed by traditional manufacturing technologies.

Industrial Materials. As we experience increased demand for our products globally, it is essential that the material supply chain and distribution channels match and be in close proximity to our current and prospective customers. To ensure that such a supply chain exists or quickly develops, we may vertically integrate the supply of our print media. In addition, for the highest quality printed products, the sand grains and metal particles used in the 3D printing process must be uniform in size and meet very specific tolerances. Vertically integrating would have the additional advantage of ensuring that our PSCs and 3D printing machine customers have certainty of access to the highest quality print media, meeting the exact specifications of our 3D printing machines.

Our Machines. Our 3D printing machines consist of a build box that includes a machine platform and a computer processor controlling the printheads for applying layers of industrial materials and binding agents. We currently build our 3D printing machines in both Germany and the United States. Our 3D printing machines are used to produce molds for castings, products for end users and prototypes. In some situations, we can make prototypes in metal rather than resin polymer, or make a part from a mold for the casting of a newly designed part, which we then cast at a qualified foundry. As a result, the prototype can be made from the same material as the final production part, which allows for more accurate testing of the prototype. We provide a broad spectrum of qualified materials for direct product materialization and are continuing to qualify additional materials for use in our printing process.

Our 3D printing machines are used primarily to manufacture industrial products that are ordered in relatively low volumes, are highly complex and have a high value to the customer. For example, the manufacture of an aircraft requires several complex parts, such as transmission housings (also known as gear-casings), which are needed in relatively low volume and have a high performance value in the aircraft. There are also a variety of machine parts made in traditional machining processes that can be made more cheaply using those processes. Over time, we may be able to manufacture some of those parts more cost effectively. Our technology is not appropriate for the mass production of simple parts, such as injection molded parts or parts made in metal stamping machines. Traditional manufacturing technology is more economical in making those parts. While we expect over time to be able to increase the kinds of parts that we can make more economically than using subtractive manufacturing, we do not ever expect to use our technology to make simple, low-cost, mass-produced parts.

The bulk of our 3D printing machines are used to make complex sand molds, which are used to cast these kinds of parts for several industries; although, in some cases, we make the end part directly. We intend to expand the direct part production segment of our business as we grow. In addition, as our technologies advance and our unit cost of production decreases, we believe that we can increase the type and number of products that our 3D printing machines can manufacture in a cost-effective manner, expanding our addressable market. The latest generation in our machine portfolio allows customers to engage with our binder jetting technology for industrial series production, beyond the rapid prototyping and small batch production for which our other systems are being used.

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

Customers and Sales

Educating Our Customers

Educating our customers and raising awareness in our target markets about the many uses and benefits of our 3D printing technology is an important part of our sales process. We believe that customers who experience the efficiency gains, decreased lead-time, increased design flexibility, and decreased cost potential of 3D printing, as compared to subtractive manufacturing, are more likely to purchase our 3D printing machines and be repeat customers of our products and services. We educate our customers on the design freedom, speed, and other benefits of 3D printing by providing printing and design services and support through our PSCs. We also seek to expose key potential users to our products through our PSCs, installed machines at customers’ locations, university programs, and sales and marketing efforts.

Production Service Centers

We have established a network of nine PSCs in North Huntingdon, Pennsylvania; Troy, Michigan; Houston, Texas; Auburn, Washington; North Las Vegas, Nevada; Gersthofen, Germany, Desenzano del Garda, Italy; Jönköping, Sweden, and Kanagawa, Japan. Our five PSCs located in the United States were certified to ISO 9001:2008 as Industrial Additive Manufacturers. Through our PSCs, we provide sales and marketing and delivery of support and printing services to our customers. At our PSCs, our customers see our 3D printing machines in operation and can evaluate their production capabilities before ordering (i) a 3D printing machine or (ii) a printed product or service. The PSCs are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets. As described below, placing our PSCs in strategic locations around the world is an important part of our business strategy.

For all customers, we offer the following support and services through our PSCs:

•

Pre-production Collaboration. Our pre-print services include data capture using software that enables customers to translate their product vision into a digital design format that can be used as an input to our 3D printing equipment. We help our customers successfully move from the design stage to the production stage, and help customers evaluate the optimal design and industrial materials for their production needs. For example, we worked with a customer to design and manufacture parts that eliminated significant weight from a helicopter, which was possible because of the precision of our AM process. Our 3D printing machines are also able to deliver a replacement for a product broken by the customer rapidly or often immediately because we will already have the production computer file. Using subtractive manufacturing would take significantly longer.

•	Consumables. We provide customers with the inputs used in our 3D printing machines, including tools, printing media/industrial materials, and bonding agents.

•

Training and Technical Support. Our technicians train customers to use our 3D printing machines through hands-on experience at our PSCs and provide field support to our customers, including design assistance, education on industrial materials, operations and printing training, instruction on cleaning, and maintenance and troubleshooting.

•	Replacement Parts and Service. We generally offer a twelve month warranty with the sale of a 3D printing machine to a customer. Thereafter, we offer a variety of service and support plans.

Our Competitive Strengths

We believe that our competitive strengths include:

•

Volumetric Output Rate. We believe that our 3D printing machines provide us the highest rate of volume output per unit of time among competing AM technologies. Because of our early entrance into the industrial market for AM and our investment in our core 3D printing technology, we have been able to improve the printhead speed and build box size of our 3D printing machines. As a result, we have made strides in improving the output efficiency of our 3D printing machines, as measured by volume output per unit of time. For example, the machine cost per cubic inch for our mid-size Flex machine is approximately 5% of the comparable machine cost of its predecessor model, assuming a constant 80% utilization rate over a five-year period. With continued advances in our core 3D printing technologies, we believe that our cost of production will continue to decline, increasing our ability to compete with subtractive manufacturing processes, particularly for complex products, effectively expanding our addressable market.

•

Printing Platform Size. The size of the build box area and the platform upon which we construct a product is important to industrial customers, who may want to either make a high number of products per job run or make an industrial product that has large dimensions and is heavy in final form. The Exerial is one of the largest commercially available 3D printing build platforms at 3,168 liters. The Exerial is uniquely equipped with two build boxes, each 1.5 times larger than the single build box in our next largest model, the S-Max, a 1,260-liter platform machine, resulting in a total print volume of approximately 2.5 times that of the S-Max. We believe that our technology and experience give us the potential to develop large build platforms to meet the production demands of current and potential industrial customers. In addition, we have created machine platforms in various size ranges in order to cater to the varying demands of our customers. Our two largest platforms, the Exerial and S-Max machines, are differentiated from the machines of our competitors in their ability to print in an industrial size and scale. Our Innovent size platform provides a small build box for both lab work and qualification, as well as small part production.

•

Industrial Materials. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty sands and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing in industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our machines. Our current emphasis is related to monolithic metals and certain ceramics.

•

Chemical Binding. We use liquid chemical binding agents during the printing process. We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies, such as laser-fusing technologies. As an example, in order to increase the print speed of laser-based technologies, another expensive industrial laser must be added to the manufacturing process, raising the unit cost of production.

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

•

Co-location of High Value Production. Over the last few years, many United States industrial manufacturers have outsourced products supply or otherwise created long, relatively inflexible supply chains for their high-complexity, high-value products. We believe that over the next few years, many of these companies will need to build these products in the United States, near their main manufacturing facilities, in order to be competitive domestically and internationally. We believe we are well positioned to help these manufacturers co-locate the production of products so as to optimize our customers’ supply chains.

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

316 stainless steel infiltrated with bronze; iron infiltrated with bronze; IN Alloy 625; bronze; bonded tungsten and glass. We have also qualified silica sand and ceramics for indirect printing. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our machines. Our current emphasis is related to monolithic metals and certain ceramics. These qualified materials are distinguishable from printable materials in that they are commercially available for sale in industrial densities or for finished products printed at our PSCs. Our 3D printing machines are used for both development and commercial printing. Additional materials printable in our printing systems include cobalt-chrome, IN Alloy 718, iron-chrome-aluminum, 17-4 stainless steel, 316 stainless steel and tungsten carbide. By expanding both qualified and printable materials, we believe we can expand our market share and better serve our industrial customer base. During 2013, we established our ExOne Materials Application Laboratory (“ExMAL”), which focuses principally on materials testing. In 2015, we qualified a new application for our additive manufacturing process, Water Wash-out Tooling, designed to aid in the development of manufacturing and composite tooling through ExMAL. We believe ExMAL will continue to assist us in increasing the rate at which we are able to qualify new materials and applications.

•

Increase the Efficiency of Our Machines to Expand the Addressable Market. We intend to invest in further developing our machine technology so as to increase the volumetric output per unit of time that our machines can produce. In 2011, we began selling a new second generation mid-sized platform, the S-Print machine. In 2013, we began selling our new M-Flex machine. In 2014, we began selling our S-Max+ and M-Print machines. In 2015, we began selling our Innovent and Exerial machines. In each case, the new machines are designed to increase the volumetric output per unit of time through advances in printhead speed and build box size. The Exerial machine is unique compared to ExOne’s predecessor systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing and is targeted at larger scale production. Achieving improved production speed and efficiency will expand our potential market for our 3D printing machines and for products made in our PSCs.

•

Focus Upon Customer Training and Education to Promote Awareness. As part of our ExOne Training and Education Center (“ExTEC”) we have supplied 3D printing equipment to numerous universities and research institutions in an effort to expand the base of future adopters of our technology. At ExTEC, technicians guide our current and prospective customers in the optimal use of 3D printing and customers gain digital access to our 3D printing knowledge database as it continues to evolve. We make ExTEC accessible to universities, individual customers, employees/trainees, designers, engineers and others interested in 3D printing. We will continue to educate the marketplace about the advantages of 3D printing.  In addition to using ExTEC and our regional PSCs to educate our potential customers, in 2014 we launched the ExTEC Academy in order to advance technical expertise, training and service support for our customer base. Our ExTEC Academy targets not only binder jetting awareness but training of customers and technicians in operations and service. We currently offer ExTEC Academy instruction on indirect printing and machine operation in Gersthofen, Germany, with plans to expand our ExTEC Academy offerings into locations in the United States and Japan. In 2015, we also opened a new state-of-the-art Design and Re-Engineering for Additive Manufacturing ("DREAM") center located within our North Huntingdon, Pennsylvania facility. The DREAM center was strategically developed as a physical and virtual site for collaboration with customers to explore and incorporate the benefits of our binder jetting technology. By providing global access to our creative technical expertise and offering the most advanced software currently available, the DREAM center enables customers to create designs of metal components which maximize the benefits of additive manufacturing. The DREAM center is expected to be a catalyst for the 3D production of parts without the limitations of traditional manufacturing.

•

Reducing Overall Costs of Operating Our Machines.  We continue to reduce costs associated with operating our 3D printing machines.  We seek to qualify lower cost printing materials, including binder, sand and powdered metals, as well as lower cost replacement parts for our 3D printing machines.  We use a variety of means, including traditional supply chain and development projects, to reduce those costs.  We believe as we lower 3D printing machine run costs we will improve adoption rate by forming more cost efficient production processes.

•

Advance Pre-Print Design and Post-Print Processing Capabilities to Accelerate the Growth of Our 3D Printing Technology. Our next generation 3D printing machine platforms have achieved the volumetric output rate and quality necessary to serve industrial markets on a production scale. We believe that there is an opportunity to similarly advance the pre-print and post-print processing phases of product materialization to more fully exploit the transformative power of our 3D printing machines and drive growth. These opportunities relate to both direct and indirect product materialization. For direct printing production, we believe that enhancing pre-print processes, notably design optimization tools and suitable print material availability, can greatly accelerate our capture of market share in the near-term. Additionally, enhancements to post-print processing will increase the applications for printed products. Through ExMAL, we are developing post-print processing technologies to achieve fully dense product materialization without the need for infiltration, and we are exploring technology sharing partnerships to further this initiative. In indirect production utilizing 3D printed molds and cores, advanced performance casting technologies can be leveraged to increase yields and reduce weight of casted products. To address the market opportunity and fill the execution gap, we have developed a suite of processes, many of which are proprietary, for producing high-quality castings through a process that we call ExCast. ExCast provides industry guidance and support through all stages of production, from CAD at the design stage, through the 3D materialization of molds and cores, casting of the end product and rapid delivery to the end-user.

•

Expand the Network of Production Service Centers. Our PSCs provide a central location for customer collaboration and provide customers with a direct contact point to learn about our 3D printing technology, purchase products printed by us, and purchase our 3D printing machines. We plan to focus on the utilization and productivity of our existing PSC network, and to consider the appropriate global expansion to match our perceived demand for production as well as prototyping. During 2015 we expanded our PSC network to include Jönköping, Sweden situated in southern Sweden.  This PSC was established in collaboration with Swerea, the Swedish Research Institute for Industrial Renewal and Sustainable Growth. In 2015, we installed 3D printing machines and began direct metal printing capabilities in our existing PSCs located in Germany and Japan. Each of our nine PSCs are located in a major industrial center near existing and potential customers. We continuously monitor both customer and market trends in assessing the opportunity to further expand our global PSC network.

•

Pursue Growth Opportunities Through Alliances and/or Strategic Investments. We intend to opportunistically identify and, through alliances and/or strategic investment, integrate and advance complementary businesses, technologies and capabilities. Our goal is to expand the functionality of our products, provide access to new customers and markets, and increase our production capacity.

Our Machines and Machine Platforms

We produce a variety of 3D printing machines in order to enable designers and engineers to rapidly, efficiently, and cost-effectively design and produce industrial prototypes and production parts. The models of our 3D printing machines differ based on the materials in which they print, build box size, and production speeds, but all utilize our advanced technology and designs. The variation in the models of 3D printing machines that we produce allows for flexibility of use based on the needs of our customers.

Exerial. The Exerial is our newest indirect 3D printing machine. It is unique compared to our other indirect 3D printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two build boxes, each 1.5 times larger than the single build box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes a new recoater system, multiple printheads and automation controls. As part of the development of the Exerial, we have filed six patents related to machine design elements. We formally debuted this 3D printing machine at the GIFA International Foundry Trade Fair in Dusseldorf, Germany in June 2015 and began selling this machine in 2015.

S-Max/S-Max+. The S-Max machine is our second largest indirect 3D printing machine presently available. We introduced the S-Max machine in 2010 to provide improved size and speed over the predecessor model, the S-15. The S-Max has a build box size of 1,800mm x 1,000mm x 700mm. The S-Max machine is generally used by customers interested in printing complex molds and cores on an industrial scale for casting applications. Each of our global PSCs has at least one S-Max machine installed on-site. In addition to our traditional S-Max machine, during 2014 we introduced an S-Max+ configuration designed for easier post-processing of the build box for certain applications which require phenolic or sodium silicate binder for printing.

S-Print/M-Print. The S-Print (indirect) and M-Print (direct) machines are our mid-sized 3D printing machines presently available. Both the S-Print and M-Print have a build box size of 800mm x 500mm x 400mm. The S-Print machine is generally used by customers interested in printing objects made from silica sand and ceramics, with a particular focus on industrial applications for smaller casting cores that are often required for the aerospace industry, especially in hydraulic applications. The build box size also permits the use of exotic and expensive print materials, such as ceramics, that are required for high heat/high strength applications. The M-Print machine is generally used by customers interested in direct printing of objects made from metals and glass. We have installed both S-Print and M-Print machines in certain of our PSCs to complement our S-Max machines currently in use.

M-Flex. The M-Flex machine is our most flexible direct 3D printing machine presently available. We introduced the M-Flex machine platform in 2013 to satisfy the demand for a large range of industrial customers that are interested in directly printing metals, ceramic and glass products. We have further developed a collaborative process for assisting the users in production implementation through our ExTEC and ExMAL organizational efforts. The M-Flex has a build box size of 400mm x 250mm x 250mm.

Innovent. The Innovent is the smallest of our direct 3D printing machines presently available. We introduced the Innovent machine in 2014 to provide improved size and speed over the predecessor model, the X1-Lab. As an industrial-grade, laboratory-sized machine, Innovent allows for testing material properties, specifically in educational institutions, research laboratories, and research and development departments at commercial organizations. Innovent is uniquely designed in that it balances a specific build box for the technical qualification of materials with a smaller overall lab machine platform size, when compared to other industrial-grade 3D printing machines. Innovent offers a build volume that is eight times larger than the previous X1-Lab model – measuring at 65mm x 160mm x 65mm.

MWT Microwave. We manufacture industrial grade microwaves to be used in conjunction with our 3D printing systems for thermally processing certain sand molds or cores that are 3D printed using binders, such as phenolic binder, that require a drying process. Our microwave technology improves casting quality and reduces production costs for customers in specific industries, such as magnesium parts for aviation and steel alloy parts for hydraulic components. Our microwaves are customized designs and work with various of our systems, including Exerial, S-Max+ and S-Print.

Binding

We use liquid chemical binding agents (including furan, phenolic and sodium silicate) during the 3D printing process. We initially introduced the availability of phenolic binding agent in July 2013, which binder is used with ceramic sands in the 3D printing of molds and cores, offering customers three primary benefits as compared with other binders:

•	Casting higher heat alloys;
•	Creating a higher strength mold or core; and
•	Improving the quality of the casting due to reduced expansion of the mold or core.

These capabilities address challenges faced by the automotive, aerospace, heavy equipment and energy/oil/gas industries.

In September 2015, we expanded our suite of 3D printing binder offerings to add a new class of phenolic binding agent, referred to as cold hardening phenolic ("CHP"). The CHP binder accelerates the 3D printing process by eliminating the infrared heating lamp that is utilized in the printing process with traditional phenolic binders. Using CHP, the polymerization of 3D printed molds and cores may occur at room temperature, further reducing both printing and curing time and eliminating the need for additional equipment such as a microwave. Alternatively, if additional drying is desired this may be achieved in a conventional air oven, equipment which is maintained by most industrial manufacturers.  Our initial introduction of CHP is through delivery to customers of benchmark and production parts printed in our Gersthofen, Germany PSC.  We are in the process of optimizing our indirect printing machine platforms for utilization of CHP in 2016.

Sodium silicate reduces or eliminates the release of fumes and gas in the casting process, helping to reduce costs associated with air ventilation and electrical and maintenance equipment, which we believe will appeal to casting houses that are in search of cleaner environmental processes.

We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies such as laser-fusing technologies. As an example, in order to increase the print speed of laser-based technologies, another expensive industrial laser must be added to the manufacturing process, raising the unit cost of production.

Marketing and Sales

We market our products under the ExOne brand name in our three major geographic regions — North America, Europe and Asia. Our sales are made primarily by our global sales force. Our sales force is augmented, in certain territories, by representatives with specific industry or territorial expertise. Even where we are supported by a representative, all of our product and service offerings provided by our PSCs are sold directly to customers by us.

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

Acquisitions

The Company made two acquisitions in March 2014.

On March 3, 2014, our ExOne Americas LLC subsidiary acquired substantially all the assets of MAM, a specialty machine shop located in Chesterfield, Michigan, for an aggregate purchase price of approximately $4.9 million.  The purpose of this acquisition was to complement our existing PSC in Troy, Michigan, by expanding our post-processing capabilities.

On March 6, 2014, our ExOne GmbH subsidiary acquired all of the shares of MWT, a pioneer in industrial-grade microwaves with leading design and manufacturing experience based in Elz, Germany, for approximately $4.8 million. The purpose of this acquisition was to complement our existing indirect 3D printing machine systems with microwave technologies which enhance our post-processing offerings available to customers.  During 2015, we took the step to integrate our MWT microwave manufacturing operation with our Gersthofen, Germany manufacturing operations.

Our Customers

Our customers are located primarily in North America, Europe and Asia. We are a party to non-disclosure agreements with many of our customers, and therefore, are often prohibited from disclosing many of our customers’ identities. Our customers include several Fortune 500 companies that are leaders in their respective markets. The primary industries that we currently serve are:

•	Aerospace;
•	Automotive;
•	Heavy equipment; and
•	Energy/oil/gas.

We conduct a significant portion of our business with a limited number of customers. Our top five customers represented approximately 19.0%, 23.1% and 25.5% of total revenue for 2015, 2014 and 2013, respectively. There were no customers for 2015, 2014 or 2013 that individually represented 10.0% or greater of total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of the revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services are high volume, but generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

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

Services and Warranty

We have fully trained service technicians to perform machine installations in North America, Europe and Asia. We generally provide an industry standard twelve month warranty on sales of 3D printing machines. Customers can purchase additional service contracts for maintenance and service. We also sell replacement parts which we maintain in stock worldwide to assist in providing service expeditiously to our customers.

Suppliers

Our largest suppliers in 2015, based upon dollar volume of purchases, were Bauer GmbH & Co KG, Erhardt & Leimer GmbH, Bosch Rexroth AG, Fuji Film Dimatix, Astro Manufacturing & Design, Sciullo Machine and T&S Materials.

We buy our industrial materials from several suppliers and, except as set forth below, the loss of any one would not materially adversely affect our business. We currently have a single supplier of certain printhead components for our 3D printing machines. While we believe that this printhead component supplier is replaceable, in the event of the loss of this supplier, we could experience delays and interruptions that might adversely affect the financial performance of our business. Additionally, we obtain certain pre-

production services through design and data capture providers, and certain post-production services though vendors with whom we have existing and good relationships. The loss of any one of these providers or vendors would not materially adversely affect our business.

Research and Development

We spent approximately $7.3 million, $8.2 million and $5.1 million on research and development during 2015, 2014 and 2013, respectively. We expect to continue to invest significantly in research and development in the future.

A significant portion of our research and development expenditures have been focused on the:

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

Intellectual Property

Patents and MIT Licenses. Our technology is covered by a variety of patents or licenses for use of patents. We are the worldwide licensee of certain patents of MIT for certain AM printing processes (the “MIT Patents”), with exclusive rights to practice the patents in certain fields including the application of the printing processes to metals (with sublicensing rights), and non-exclusive rights to practice the patents in certain fields including the application of the printing processes to certain non-metals (without sublicensing rights). Additionally, we hold patents solely as majority owner, as a result of our own technological developments. Our patents are issued in the United States and in various foreign jurisdictions, including Germany and Japan. As a result of our commitment to research and development, we also hold process patents and have applied for other patents for equipment, processes, materials and 3D printing applications. The expiration dates of our patents range from 2016 to 2031. We believe that the expiration of patents in the near term will not impact our business.

The MIT Patents under which we are licensed have expiration dates ranging from 2017 to 2021 in the United States. We believe that the expiration of these licenses will not impact our business; however, the expiration may allow our competitors that were previously prevented from doing so to utilize binder jetting 3D printing. Nonetheless, we have developed know-how and trade secrets relative to our 3D printing technology and believe that our early entrance into the industrial market provides us with a timing and experience advantage. Through our investment in our technology, we have been able to qualify industrial materials for use in our 3D printing machines, and we intend to continue such efforts. In addition, we have taken steps to protect much of our technology as a trade secret. Given the significant steps that we have taken to establish our experience in AM for industrial applications, as well as our ongoing commitment to research and development, we intend to maintain our preeminent position in the AM industry market.

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

Trademarks. We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, LUXCELIS, M-FLEX, ORION, S MAX, S-PRINT, X1 and X1-LAB. We also have applications for registration pending for the following trademarks: EXERIAL, INNOVENT, M-PRINT and S-MAX. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in China, Europe (Community Trade Mark), Japan, and South Korea, and applications for registration pending in Brazil and Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea and an application pending for that mark in Canada. We have a registration for the trademarks EXERIAL, INNOVENT, M-FLEX and S-MAX in Europe (Community Trade Mark). We also have a registration in Canada for the trademark LUXCELIS. Additionally, in March 2014 we acquired the trade names for Machin-A-Mation Corporation (“MAM”) and MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”).

Trade Secrets. The development of our products, processes and materials has involved a considerable amount of experience, manufacturing and processing know-how and research and development techniques that are not easily duplicated. We protect this knowledge as a trade secret through the confidentiality and nondisclosure agreements which all employees, customers and consultants are required to sign at the time they are employed or engaged by us. Additional information related to the risks associated with our intellectual property rights are described within Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Some of these processes and companies compete with some of the products and services that we provide. Despite the challenging competitive landscape, we believe that we are the only AM printing solutions provider that focuses primarily on industrial applications on a production scale. Our competitive advantages, including the size of our build platforms, the speed of our printheads, the variety of materials used by industrial manufacturers in which we can print, the industry qualification of many of the materials we print in, our robust market capabilities, and our suite of machine system families offering scale and flexibility, also serve to differentiate us from the other competitors in the AM market.

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

Backlog

At December 31, 2015, our backlog was approximately $16.5 million, of which, approximately $15.8 million is expected to be fulfilled during the next twelve months. At December 31, 2014, our backlog was approximately $13.2 million.

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

Employees

At December 31, 2015, we employed a total of 311 (275 full-time) employees at our eleven global locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with them are good.

Product and Geographic Information

Refer to Note 19 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Item 1A, “Risk Factors”.

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

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our Executive Vice President, Chief Legal Officer and Corporate Secretary at (724) 863-9663.

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

Our business plan is heavily dependent upon our ability to steadily increase the number of qualified materials in which our machines can print products. Our 3D printing machines are capable of direct product materialization by printing in industrial metals, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our machines.  By expanding into these other materials, we believe we can expand our market share and better serve our industrial customer base. Qualifying new materials is a complicated engineering task, and there is no way to predict whether, or when, any given material will be qualified. If we cannot hire people with sufficient technical skills to work on qualifying new materials for printing, or if we lack the resources necessary to create a steady flow of new materials, we will not be able to meet our business plan goals and a competitor may emerge that is better at qualifying new materials, either of which would have an adverse effect on our business results.

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

Our operating expenses (which include research and development and selling, general and administrative expenses) were approximately $29.9 million (excluding approximately $4.4 million of a goodwill impairment charge), $32.2 million and $21.2 million for 2015, 2014, and 2013, respectively. Our research and development expenses are due primarily to continued investment in our 3D printing machine technology and costs associated with our materials qualification activities, including research and development headcount. Our selling, general and administrative expenses are due primarily to personnel costs associated with managing a public company and certain professional service fees (including legal, audit and other consulting expenses). We believe that our operating expenses may increase in future periods as we pursue our growth strategies. Increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an adverse effect on our financial condition.

We may incur future impairment charges to our long-lived assets held for use.

As a result of continued operating losses and cash flow deficiencies, during 2015 we completed certain tests for the recoverability of long-lived assets held for use at the asset group level.  Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.  We will be required to conduct additional testing for the recoverability of long-lived assets held for use to the extent that a triggering event requiring such test is identified in a future period. A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held for use.  The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded.

Our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

As a result of our continued operating losses, cash flow deficiencies and liquidity, our independent registered public accounting firm may conclude, in connection with the audit of our consolidated financial statements that there is substantial doubt regarding our ability to continue as a going concern. If our independent registered public accounting firm issues a “going concern” opinion, it could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. If we fail to raise sufficient additional capital, we will not be able to completely execute our business plan. As a result our business would be jeopardized and the Company may not be able to continue.

We may not be able to introduce new machines and related industrial materials acceptable to the market or to improve the technology and industrial materials used in our current machines.

Our revenues are derived from the sale of 3D printing machines for, and products manufactured using, AM. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in a market subject to innovation and rapidly developing and changing technology. A variety of technologies have the capacity to compete against one another in our market, which is, in part, driven by technological advances and end-user requirements and preferences, as well as the emergence of new standards and practices. Our ability to compete in the industrial AM market depends, in large part, on our success in enhancing and developing new 3D printing machines, in enhancing our current 3D printing machines, in enhancing and adding to our technology, and in developing and qualifying new industrial materials in which we can print. We believe that to remain competitive we must continuously enhance and expand the functionality and features of our products and technologies. However, we may not be able to:

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

ExOne 3D printing machine customer contractual requirements often have specific, individual needs that may in turn impact the period in which we recognize the revenue under accounting principles generally accepted in the United States of America (“GAAP”) relating to that 3D printing machine sale.

Once a customer makes the decision to purchase a 3D printing machine from us, we may then be required to address specific, individual factors relating, among other things, to that customer’s purchase, its intended use of that 3D printing machine or relating to the installation of that machine in the customer’s facilities. These specific, individual requirements are often required by the customer to be included in our commercial agreements relating to the purchase. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that 3D printing machine sale.

If the market does not develop as we expect, our revenues may stagnate or decline.

The marketplace for industrial manufacturing is dominated by conventional manufacturing methods that do not involve AM technology. If AM technology does not gain market acceptance as an alternative for industrial manufacturing, or if the marketplace adopts AM based on a technology other than our technology, we may not be able to increase or sustain the level of sales of our products and 3D printing machines and our results of operations would be adversely affected as a result.

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

Sales outside of the United States were 50.9%, 51.9% and 63.0% for 2015, 2014 and 2013, respectively. In addition, one of our growth strategies is to pursue additional opportunities for our business in several areas of the world outside of the United States, any or all of which could be adversely affected by the risks set forth below. Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

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

ExOne GmbH is subject to the Russian Sanctions, primarily those imposed by the European Union, specifically Germany, related to doing business in Russia. The Russian Sanctions may delay or prevent ExOne GmbH’s ability to collect on existing or future accounts receivable from customers in Russia, to make future sales and to service existing ExOne equipment in Russia or to sell and deliver spare parts and consumables for our machines located in Russia.

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

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks. In general, we conduct our business, earn revenue and incur costs in the local currency of the countries in which we operate. As a result, our international operations present risks from currency exchange rate fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the United States dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of sales, and operating margins, and could result in exchange losses in any given reporting period.

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

At December 31, 2015, S. Kent Rockwell, our Chairman and CEO, beneficially owned approximately 21.8% of our outstanding shares of common stock.  On January 11, 2016, we entered into a subscription agreement with an entity under common control by Mr. Rockwell resulting in the issuance of an additional 1,423,877 shares of our common stock to the related entity.  Immediately following this issuance, Mr. Rockwell beneficially owned approximately 28.8% of our outstanding shares of common stock.  As a result of his ownership percentage in our common shares, Mr. Rockwell may have effective control over the election of our Board of Directors and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes of Mr. Rockwell.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to meet the growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current noncompliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we may not be able to achieve our planned rate of growth, which will adversely affect our results of operations. Additional equity financing may result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors.  Also, although S. Kent Rockwell, our Chairman and CEO and our controlling stockholder, recently provided capital to us through a related entity, he has no obligation to do so and our stockholders should have no expectation that he will do so in the future.

On January 8, 2016, we announced our entry into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV will act as distribution agents in the sale of up to $50.0 million in the aggregate of ExOne common equity in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Our ability to raise capital through the use of our ATM may be restricted for various reasons, including our adherence with SEC regulations prohibiting the sale of our common equity securities for certain periods of time or other adverse market conditions.

We are highly dependent upon sales to certain industries.

Our revenues of 3D printing machines and products have historically been concentrated to companies in the aerospace, automotive, heavy equipment, and energy/oil/gas industries and those industries’ respective suppliers. To the extent any of these industries experience a downturn, our results of operations may be adversely affected.

For example, the energy/oil/gas industry is highly cyclical and demand for our products and services in such industry is substantially dependent on the level of expenditures by the industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. Crude oil prices have dropped precipitously since September 2014. As oil and gas companies reduce planned capital spending in light of the decline in commodity prices, our results of operations may be adversely affected.

Additionally, if any of these industries or their respective suppliers or other providers of manufacturing services develop new technologies or alternatives to manufacture the products that are currently manufactured using our 3D printing machines, it may adversely affect our results of operations.

We are currently dependent on a single supplier of certain printhead components.

We currently rely on a single source to supply certain printhead components used by our 3D printing machines. While we believe that there are other suppliers of printhead components upon which we could rely, we could experience delays and interruptions if our supply is interrupted that might temporarily impact the financial performance of our business.

We may not be able to manage the expansion of our operations effectively in order to achieve our projected levels of growth.

We have expanded our operations significantly in recent periods, and our business plan calls for further expansion over the next several years. We anticipate that further development of our infrastructure and an increase in the number of our employees will be required to achieve our planned broadening of our product offerings and customer base, improvements in our 3D printing machines and materials used in our 3D printing machines, and our planned international growth. In particular, we must increase our marketing and services staff to support new marketing and service activities and to meet the needs of both new and existing customers. Our future success will depend in part upon the ability of our management to manage our growth effectively. If our management is unsuccessful in meeting these challenges, we may not be able to achieve our anticipated level of growth which would adversely affect our results of operations.

We may not be able to consummate and/or effectively integrate strategic transactions.

We may from time to time engage in strategic transaction with third parties if we determine that they will likely provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, our ability to effectively integrate an investment into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses.

We completed two acquisitions in the first quarter of 2014 and are currently exploring a combination of strategic investments, and/or alliances, some of which we believe will promote advances in pre-print and post-print processes. With respect to strategic investments, and/or alliances we are currently pursuing, there is no guarantee that we will complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. We may not be able to successfully negotiate and complete a specific investment, or alliance on favorable terms. If we do complete transactions, they may not ultimately strengthen our competitive position or may not be accretive to ExOne for a period of time which may be significant following the completion of such transaction.

We may be required to pay cash, incur debt and/or issue equity securities to pay for any such transaction, each of which could adversely affect our financial condition and the value of our common stock. Our use of cash to pay for transactions would limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure. The issuance or sale of equity or convertible debt securities to finance any such transactions would result in dilution to our stockholders. If we incur debt, it could result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

Global economic, political and social conditions have adversely impacted our sales and may continue to do so.

The uncertain direction and relative strength of the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect spending behavior of potential end-users of our products. The prospects for economic growth in the United States and other countries (particularly countries within Europe, Russia, India and China) remain uncertain and may cause end-users to further delay or reduce technology purchases. The recent global financial crisis affecting the banking system and financial markets has resulted in a tightening of credit markets, lower levels of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. These conditions may make it more difficult for our end-users to obtain financing.

As a global company, we may be adversely affected by violations of the FCPA, similar anti-bribery laws in other jurisdictions in which we currently or may in the future operate, or various international trade and export laws.

Our business plan envisions that we will conduct increasing amounts of business outside of the United States, which will create various domestic and foreign regulatory challenges. The Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar anti-bribery laws in other jurisdictions generally prohibit United States-based companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. We have policies and controls in place designed to ensure internal and external compliance with these and other anti-bribery laws. To ensure compliance, our anti-bribery policy and training on a global basis provides our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls, and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to the intentional or inadvertent acts of our employees, or due to the intentional or inadvertent acts of others), we could suffer criminal or civil penalties, including monetary damages or other sanctions, which could have a material adverse effect on our business. In addition, actual or alleged violations could damage our reputation and adversely affect our results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo (the “DRC”) and adjoining countries. These conflict minerals include tantalum, tin, gold or tungsten. The SEC has established annual disclosure and reporting requirements for those companies who manufacture or contract to manufacture certain products containing conflict minerals sourced from the DRC and adjoining countries. These requirements could adversely affect the sourcing, supply and pricing of tantalum, tin, gold or tungsten used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot ensure that we will be able to obtain these conflict-free minerals in sufficient quantities or at competitive prices. Compliance with these requirements may also increase our costs, including costs that may be incurred in conducting due diligence procedures to determine the sources of certain minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. Our PSCs are located in North Huntingdon, Pennsylvania; Troy, Michigan; Houston, Texas; Auburn, Washington; North Las Vegas, Nevada; Gersthofen, Germany, Desenzano del Garda, Italy; Jönköping, Sweden; and Kanagawa, Japan.

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

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or customers for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, including Germany, Italy, Sweden and Japan, and it may be difficult for us to restrict our competitors from benefitting from the expertise of our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

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

We have exclusive license and non-exclusive license rights to certain patents that we utilize in the industrial market. Some of these patents expired in 2015, and others are scheduled to expire in future periods. The expiration of these patents could reduce barriers to entry into the AM industrial market, which could result in the reduction of our market share and earnings potential. We cannot adequately estimate the effect that the expiration of these patents will have upon the entrance or advancement of other AM manufacturers into the industrial market.

We may not be able to obtain patent protection or otherwise adequately protect or enforce our intellectual property rights, which could impair our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, trademarks, and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use, or disclose our technologies and processes. We cannot assure you that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated, or circumvented or will otherwise provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our United States or foreign patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property protections do not adequately protect our technology, our competitors may be able to offer products similar to ours. We may not be able to detect the unauthorized use of our proprietary technology and processes or take appropriate steps to prevent such use. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross profits, which would adversely affect our results of operations.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our recently announced “at the market offerings,” other utilization of our universal shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

The market price of our common stock may fluctuate significantly.

The market price of our common stock has been and is expected to continue to be highly volatile and may be significantly affected by numerous factors, including the risk factors described in this report and other factors which are beyond our control and may not be directly related to our operating performance. These factors include:

•	Failure to meet our targeted revenues and gross margin;
•	Significant volatility in the market price and trading volume of securities of companies in our sector, which is not necessarily related to the operating performance of these companies;
•	The mix of products that we sell, and related services that we provide, during any period;
•	Delays between our expenditures to develop and market new products and the generation of sales from those products;
•	Changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;
•	Changes in our expenditures to promote our products and services;
•	Changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;
•	Success or failure of research and development projects of us or our competitors;
•	Announcements of technological innovations, new solutions or enhancements or strategic partnerships or acquisitions by us or one of our competitors;
•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	The general tendency towards volatility in the market prices of shares of companies that rely on technology and innovation;
•	Changes in regulatory policies or tax guidelines;
•	Changes or perceived changes in earnings or variations in operating results;
•	Any shortfall in revenue or earnings from levels expected by investors or securities analysts;
•	The market’s reaction to our reduced disclosure as a result of being an EGC under the JOBS Act;
•	Threatened or actual litigation;
•	Changes in our senior management; and
•	General economic trends and other external factors.

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

As a public company whose shares are listed on The NASDAQ Stock Market, we incur significant accounting, legal and other expenses that we did not incur as a private company, and these expenses will increase even more after we are no longer an EGC. We incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), the Dodd-Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market. Compliance with these rules and regulations have increased our legal and financial compliance costs, introduced new costs (including stock exchange listing fees and costs related to investor relations and stockholder reporting), and made certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

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

As long as we remain an EGC as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We will continue to operate under these provisions for up to five years from our IPO or such earlier time that we are no longer an EGC. We would cease to be an EGC if we have more than $1.0 billion in annual revenues, qualify as a “large accelerated filer” under the Exchange Act, which requires us to have more than $700 million in market value of our common stock held by non-affiliates at the end of our second fiscal quarter, or issue more than $1.0 billion of non-convertible debt over a three-year period.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, if our share price does not appreciate, our investors may not gain and could potentially lose on their investment in our shares.

We have never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our shares will be investors’ sole source of gain for the foreseeable future.

The right of shareholders to receive liquidation and dividend payments on our common stock is junior to the rights of holders of future indebtedness and to any other senior securities we may issue in the future.

Shares of our common stock are equity interests and do not constitute indebtedness.  This means that the shares of common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation.  Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any.  Our Board of Directors is authorized to issue classes or series of preferred stock in the future without any action on the part of our common shareholders.

As an EGC under the JOBS Act we follow certain permitted corporate governance practices instead of the otherwise applicable SEC and NASDAQ requirements, which may result in less protection than is accorded to investors in a non-EGC.

As an EGC we follow certain corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of the NASDAQ Stock Market. Following our EGC governance practices, as opposed to the requirements that would otherwise apply to a company listed on the NASDAQ Stock Market, may provide less protection to you than what is accorded to investors under the Listing Rules for the NASDAQ Stock Market applicable to non-EGC issuers and could make our common stock less attractive to investors.

As an EGC, we delay adoption of new or revised accounting standards, which may make our stock less attractive to investors and our trading price more volatile.

Pursuant to the JOBS Act, as an EGC, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, will delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is either not an EGC or is an EGC that has opted out of using the extended transition period difficult, as different or revised standards may be used. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2015, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weaknesses in internal control over financial reporting is as follows:

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

•

The design and operating effectiveness of internal controls related to our information technology systems was not sufficient to allow for accurate and timely reporting of our consolidated financial results. Each of our primary locations (United States, Germany, Italy, Sweden and Japan) utilizes separate and distinct information technology platforms to record, process and summarize transactions. As a result, our process to consolidate and report financial information is substantially a manual process and inherently subject to error.

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

With the oversight of senior management and our audit committee, we have put into place a comprehensive plan to remediate the underlying causes of the identified material weaknesses. Our plan throughout 2015 was, and into 2016 is, to continue to take additional steps and implement measures to remediate the underlying causes of the identified material weaknesses, including:

(i)

Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes, improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary. This process began in mid-2014 and we expect it to continue during 2016 and beyond as a means of continuous improvement.

(ii)

Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. On January 1, 2015, we implemented the first phase of a new ERP system for our Europe operations. Despite certain difficulties encountered in the initial implementation phase of this project, resulting in a delay of the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we believe that this system, when fully implemented, provides a substantial upgrade in operational and financial reporting as compared to our legacy systems. We continue to address the difficulties encountered in the initial implementation in a variety of ways, including through the direct hire of personnel and collaboration with external consultants, both with system expertise, in an effort to resolve identified issues in a timely and efficient manner. Our 2016 information technology plan includes additional upgrades or enhancements of both this system, as well as our other existing information technologies with the overall goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)

Continuing to add financial personnel with adequate knowledge and experience in GAAP. In 2015, we hired a new Chief Financial Officer and new Heads of Accounting and Controlling for our Europe operations, each of whom possess extensive knowledge of GAAP and experience in working with or for a United States based multi-national operation. As part of our redesign of our global reporting structure and responsibilities, we have added additional personnel (both temporary and permanent) with requisite GAAP experience to both our United States and Europe operations during 2015.  We do not expect a further significant investment in personnel in 2016.

We documented and evaluated our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2015, and, as described in Item 9A, “Controls and Procedures”, management has determined that our internal control over financial reporting was ineffective as of December 31, 2015. Furthermore, as our business continues to grow internationally, our internal controls will become more complex and will require significantly more resources and attention to remediate existing control deficiencies and improve the effectiveness of our internal controls over financial reporting. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in our financial results may weaken, and our share price may suffer.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Additionally, Section 404(b) of the Sarbanes-Oxley Act requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As an EGC, we will not be required to comply with Section 404(b) until we file our Annual Report on Form 10-K for the year ended December 31, 2018 with the SEC, provided we maintain our status as an EGC until December 31, 2018.

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

If we raise additional funds by issuing equity or convertible debt securities, including through the use of our ATM, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders. Additionally, future sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have the following locations:

Location	Nature of Facility	Owned or Leased	Approximate Square Footage
United States
North Huntingdon, Pennsylvania	Corporate Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	67,886
Troy, Michigan	PSC	Owned	19,646
Chesterfield, Michigan	Specialty Machining	Owned	21,175
Houston, Texas	PSC	Owned	12,000
North Las Vegas, Nevada	PSC	Owned	17,240
St. Clairsville, Ohio	Research and Development	Owned	12,860
Auburn, Washington	PSC	Leased	11,600

Europe
Gersthofen, Germany	European Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	200,585
Desenzano del Garda, Italy	PSC and Machine Sales Center	Leased	3,300
Jönköping, Sweden	PSC	Leased	N/A*

Asia
Kanagawa, Japan	PSC and Machine Sales Center	Owned	18,882

*	We have a cooperation agreement with Swerea SWECAST AB in Sweden which allows for the use of certain undefined operating space sufficient to support our PSC operations at the facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock has been listed on the NASDAQ Stock Market since February 7, 2013 under the symbol “XONE.” The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low
First quarter	$70.25	$33.05
Second quarter	$42.57	$24.34
Third quarter	$48.66	$20.35
Fourth quarter	$26.46	$14.91

Year Ended December 31, 2015	High	Low
First quarter	$17.92	$13.19
Second quarter	$15.97	$11.08
Third quarter	$11.42	$5.81
Fourth quarter	$12.67	$6.50

Stockholders

As of March 7, 2016, there were 30 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013, and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2015:

	Number of Securities
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(1)
Equity Compensation Plans Approved by Security Holders	210,970	$17.43	1,644,242
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)

A maximum of 1,041,021 shares of common stock were reserved for issuance under the Plan for 2015, and awards of incentive stock options and restricted stock were made in 2015 for a total of 26,000 awards.  Forfeitures and expirations of previously issued awards totaled 4,167 for 2015. The Plan provides for automatic increases in the reserve available annually on January 1 from 2014 through 2023 equal to the lesser of (i) 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or (ii) a number of shares of common stock determined by our Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments. Based on 14,524,637 shares outstanding on December 31, 2015, an additional 435,739 shares of common stock may be reserved for issuance under the Plan for 2016 for a total of 1,454,927 being available for issuance under the Plan for 2016.

Stock Performance Graph

The following graph compares the performance of our common stock with (i) the NASDAQ Composite Index and (ii) the S&P 1500 Industrial Machinery Index. Such information shall not be deemed to be “filed.”

Company/Index	February 7, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015
The ExOne Company	$100	$233	$228	$149	$63	$42	$38
NASDAQ Composite Index	$100	$108	$134	$139	$150	$158	$158
S&P 1500 Industrial Machinery Index	$100	$106	$134	$139	$137	$138	$125

 Item 6. Selected Financial Data.

The data presented in the Selected Financial Data table should be read in conjunction with the information required to be provided in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

	For the years ended December 31,
(dollars in thousands except per share amounts and machine unit data)	2015	2014	2013	2012	2011
Statement of consolidated operations and comprehensive loss data:
Revenue - third party	$38,918	$43,029	$39,480	$28,657	$15,290
Revenue - related party	1,435	871	—	—	—
Total	$40,353	$43,900	$39,480	$28,657	$15,290
Gross profit	$8,343	$10,457	$15,573	$12,143	$3,643
Research and development	$7,279	$8,178	$5,127	$1,930	$1,531
Selling, general and administrative	$22,576	$24,029	$16,119	$18,285	$7,286
Interest expense	$152	$144	$372	$842	$1,570
Net loss attributable to ExOne	$(25,865)	$(21,843)	$(6,455)	$(10,168)	$(8,037)
Net loss attributable to ExOne per common share:
Basic	$(1.79)	$(1.52)	$(0.51)	N/A*	N/A*
Diluted	$(1.79)	$(1.52)	$(0.51)	N/A*	N/A*
Consolidated balance sheet data:
Working capital (deficit)**	$34,503	$58,541	$114,754	$(4,504)	$(605)
Cash and cash equivalents	$19,342	$36,202	$98,445	$2,802	$3,496
Property and equipment—net	$54,832	$55,298	$32,772	$12,467	$7,919
Goodwill	$—	$4,665	$—	$—	$—
Total assets**	$107,958	$133,127	$158,435	$32,897	$18,241
Line of credit	$—	$—	$—	$528	$—
Demand note payable to member	$—	$—	$—	$8,666	$—
Long-term debt and capital and financing lease obligations	$2,113	$2,592	$3,233	$10,566	$5,429
Redeemable preferred units	$—	$—	$—	$—	$18,984
Preferred units	$—	$—	$—	$18,984	$—
Common units	$—	$—	$—	$10,000	$10,000
Common stock	$144	$144	$144	$—	$—
Additional paid-in capital	$156,627	$154,902	$153,363	$—	$—
Total stockholders’ / members’ equity (deficit)	$89,073	$118,545	$146,700	$41	$(15,599)
Other data:
Machine units sold:
S-Max+	1	1	—	—	—
S-Max	7	11	13	9	1
S-Print	2	1	3	3	1
S-15	1	1	1	1	2
M-Print***	1	1	—	—	—
M-Flex	3	9	6	—	—
Innovent***	10	—	—	—	—
X1-Lab	1	4	5	—	1
Micromachinery	—	—	1	—	—
	26	28	29	13	5

*

Information not comparable for 2012 and 2011 as a result of the Reorganization of the Company as a corporation on January 1, 2013. Refer to Note 1 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

**

Amounts relating to 2014, 2013, 2012 and 2011 have been revised as a result of our adoption of FASB guidance relating to the presentation of deferred income taxes in November 2015. Refer to Note 1 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

***

During 2015, one M-Print unit and two Innovent units were sold to related parties. During 2014, one M-Print unit was sold to a related party.  There were no sales of 3D printing machines to related parties during 2013, 2012 or 2011. Refer to Note 18 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” in Part II Item 6 and our consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward looking statements within the meaning of Section 27A of the Securities Act, and, Section 21E of the Exchange Act. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward looking statements, as a result of a variety of risks and uncertainties, including those described under Item 1, “Cautionary Statements Concerning Forward Looking Statements” and Item 1A, “Risk Factors”.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and printed products for customers through our nine production PSCs, which are located in the United States, Germany, Italy, Sweden and Japan. We build 3D printing machines at our facilities in the United States and Germany. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, necessary for purchasers of our machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

2015 Developments and 2016 Outlook

Our results of operations for 2015 were negatively affected by lower than expected sales of 3D printing machines as a result of longer than expected sales cycles for certain customers and as a result, our gross profit was negatively affected based on a lower contribution margin from the sale of these units.  We have additionally experienced overall increased costs of production, principally in the form of expanded facilities and personnel costs both of which were attributable to the transition and expansion of our German and United States operations and deployment of the first phase of our new ERP system for our Europe operations (both resulting in production and operational inefficiencies). Our selling, general and administrative expenses and research and development expenses have both declined in 2015, as we stabilize our operating expenses as a public company. We additionally recognized a goodwill impairment charge in 2015 in connection with completing an interim test for impairment during the quarter ended September 30, 2015, as a result of a significant decline in our market capitalization and continued operating losses and cash flow deficiencies.

Note the following operations highlights for 2015:

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

•

Transition to our new facility in Gersthofen, Germany. In 2015, we completed our transition to our new facility in Gersthofen, Germany which has resulted in approximately doubling our available facility space and has substantially increased our production capacity of indirect printing machines and PSC operations. This transition has also resulted in a full consolidation of our German production, research and development, sales and marketing and administrative teams under one combined facility.

•

Expansion of our North Huntingdon, PA facility. In March 2015, we completed our expansion of our North Huntingdon, PA facility which has resulted in approximately doubling our available PSC production space for this facility and has also expanded our available space for research and development activities.

•

Debut of the Exerial 3D printing system and delivery of the initial production units. In June 2015, we debuted the Exerial machine platform at the GIFA International Foundry Trade Fair in Dusseldorf, Germany. The Exerial is unique compared to our other indirect printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two build boxes, each 1.5 times larger than the single build box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes a new recoater system, multiple printheads and automation controls. As part of the development of the Exerial, we have filed six patents related to machine design elements. We shipped our initial production units in June 2015.

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

•

Introduction of ExOne cold hardening phenolic binder.  In September 2015, we announced the expansion of the available suite of our binders to include ExOne cold hardening phenolic, or CHP.  Phenolic binders, which we originally introduced in July 2013, are generally used in connection with ceramic sands to produce 3D printed molds and cores that provide the benefit of high heat alloy casting, higher internal strength and higher quality, on the basis of reduced expansion of the mold or core.  CHP accelerates the 3D printing process by eliminating the infrared heating lamp that is utilized in the printing process with traditional phenolic binders.  In addition, additional curing and drying processes, which previously required the use of an industrial microwave, may be achieved through use of a conventional air oven typically maintained by most industrial manufacturers.  Our initial introduction of CHP is through delivery to customers of benchmark and production parts printed in our Gersthofen, Germany PSC.  We are in the process of optimizing our indirect printing machine platforms for utilization of CHP with an availability date targeted in 2016.

•

At market issuance offering.  In January 2016, we announced our entry into our ATM with FBR and MLV pursuant to which FBR and MLV will act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common equity in “at the market offerings” as defined in Rule 415 under the Securities Act.  Through March 22, 2016, we sold 91,940 shares under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds of approximately $843.  Net proceeds to us from the sale of shares under the ATM during this time period were approximately $595 (after deducting offering costs of approximately $248).

•

Registered direct offering to a related party.  In January 2016, we announced our entry into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common equity at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016). Gross proceeds from the sale of shares in this offering were approximately $13,000.  Net proceeds to us from the sale of shares in this offering were approximately $12,400 (after deducting offering expenses).

With our facilities expansion substantially behind us, and our new machine platforms (Exerial, S-Max+ and Innovent) gaining market attention, we continue to focus our attention on improving the operational effectiveness of our business with the primary goal being the continued global adoption of our binder jetting technologies. This includes further expanding our business focus from predominantly prototyping activities and short-run production to series production, principally through our introduction of the Exerial machine platform. We intend to place a firm emphasis of maximizing revenues from our 3D printing machines and continuing to grow our revenues from 3D printed and other products, materials and services. We also plan to continue to effectively manage our costs of production (focusing on our print material costs and machine manufacturing costs) and operating expenses such that we align our spending plans with the anticipated growth of our business.

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

3D printing machines. 3D printing machine revenues consist of 3D printing machine sales and leasing arrangements. Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or an extended warranty). 3D printing machine sales and leasing arrangements are influenced by a number of factors including, among other things, (i) the adoption rate of our 3D printing technology, (ii) end-user product design and manufacturing activity, (iii) the capital expenditure budgets of end-users and potential end-users and (iv) other macroeconomic factors. Purchases or leases of our 3D printing machines, particularly our higher-end, higher-priced systems, typically involve long sales cycles. Several factors can significantly affect revenue reported for our 3D printing machines for a given period including, among others, (i) the overall low unit volume of 3D printing machine sales, (ii) the sales mix of machines for a given period and (iii) the customer-driven acceleration or delay of orders and shipments of machines.

3D printed and other products, materials and services. 3D printed and other products, materials and services consist of sales of (i) products printed in our global PSC network or manufactured through our specialty machining or ExCast strategy, (ii) consumable materials and replacement parts for the network of 3D printing machines installed by our global customer base and (iii) services for maintenance and certain research and development activities. Our PSCs utilize our 3D printing machine technology to print products to the specifications of customers. In addition, our PSCs also provide support and services such as pre-production collaboration prior to printing products for a customer. Sales of consumable materials, replacement parts and service maintenance contracts are linked to the aftermarket opportunities from our growing network of 3D printing machines installed by our global customer base. Research and development arrangements are a function of customer-specific needs in applying our additive manufacturing technologies.

Cost of Sales and Gross Profit. Our cost of sales consists primarily of labor (related to our global workforce), materials (for both the manufacture of 3D printing machines and for our PSC and other manufacturing operations) and overhead to produce 3D printing machines and 3D printed and other products, materials and services. Also included in cost of sales are license fees (based upon a percentage of revenue of qualifying products and processes) for the use of intellectual properties, warranty costs and other overhead associated with our production processes.

Our gross profit is influenced by a number of factors, the most important of which is the volume and mix of sales of our 3D printing machines and 3D printed and other products, materials and services.

As 3D printing machine sales are cyclical, we seek to achieve a balance in revenue from 3D printing machines and 3D printed and other products, materials and services in order to maximize gross profit while managing business risk. In addition, we expect to reduce our cost of sales over time by continued research and development and supply chain activities directed towards achieving increased efficiencies in our production processes.

Operating Expenses. Our operating expenses consist of research and development expenses and selling, general and administrative expenses.

Research and development expenses. Our research and development expenses consist primarily of salaries and related personnel expenses aimed at 3D printing machine development and materials qualification activities. Additional costs include the related software and materials, laboratory supplies, and costs for facilities and equipment. Research and development expenses are charged to operations as they are incurred. We capitalize the cost of materials, equipment and facilities that have future alternative uses in research and development projects or otherwise.

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

(Benefit) Provision for Income Taxes. Prior to our Reorganization, we were organized as a limited liability company. Under the provisions of the Internal Revenue Code and similar state provisions, we were taxed as a partnership and were not liable for income taxes. Following our Reorganization, we are taxed as a corporation for United States federal, state, local and foreign income tax purposes. Current statutory tax rates in the jurisdictions in which we operate, the United States, Germany, Italy, Sweden and Japan, are approximately 35.0% (including state taxes), 28.4%, 31.0%, 22.0% and 33.1%, respectively.

Results of Operations

Summary

Net loss attributable to ExOne for 2015 was $25,865 or $1.79 per basic and diluted share, compared with a net loss attributable to ExOne of $21,843 or $1.52 per basic and diluted share for 2014. The increase in our net loss was principally due to (i) a decrease in our revenues and gross profit attributed to an unfavorable mix of sales and increases in production costs associated with the expansion of our global facilities (ii) a goodwill impairment charge of $4,419 as a result of a significant decline in our market capitalization, combined with continued operating losses and cash flow deficiencies.  These changes were partially offset by (i) decreases in both research and development activities (for materials qualification and machine development) and selling, general and administrative expense (due mostly to lower provisions for bad debts and selling commissions and favorable currency exchange).

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

Revenue

The following table summarizes revenue by product line for each of the years ending December 31:

	2015		2014		2013
3D printing machines
3D printing machines - third party	$14,100	34.9%	$21,977	50.1%	$24,851	62.9%
3D printing machines - related party	1,364	3.4%	815	1.8%	—	0.0%
	15,464	38.3%	22,792	51.9%	24,851	62.9%
3D printed and other products, materials and services
3D printed and other products, materials and services - third party	24,818	61.5%	21,052	48.0%	14,629	37.1%
3D printed and other products, materials and services - related party	71	0.2%	56	0.1%	—	0.0%
	24,889	61.7%	21,108	48.1%	14,629	37.1%
	$40,353	100.0%	$43,900	100.0%	$39,480	100.0%

Revenue for 2015 was $40,353 compared with revenue of $43,900 for 2014, a decrease of $3,547 or 8.1%. This decrease was principally due to (i) decreases in revenues from 3D printing machines as a result of lower volumes (26 units sold in 2015 versus 28 units sold in 2014) and (ii) an unfavorable mix of sales of 3D printing machines based on unit type (principally a reduction in sales of S-Max units from 2014 to 2015, resulting in a lower average selling price of 3D printing machines sold). Partially offsetting this decrease was a net increase in revenue associated with 3D printed and other products, materials and services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in materials and service revenues associated with an increased network of our 3D printing machines installed by our global customer base and (iii) strategic price reductions for certain of our product offerings. Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the United States dollar against the Euro and Japanese Yen).

Revenue for 2014 was $43,900 compared with revenue of $39,480 for 2013, an increase of $4,420, or 11.2%. This increase was principally due to an increase in revenues from 3D printed and other products, materials and services driven by (i) an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, (ii) an increase in revenues associated with our ExCast activities, (iii) an increase in materials and service revenues associated with an increased network of our 3D printing machines installed by our global customer base and (iv) revenues attributable to MAM and MWT (acquired in March 2014). Offsetting this increase was a decrease in revenues from 3D printing machines as a result of a reduction in volumes (one fewer unit sold as compared to 2013) and an unfavorable mix of sales of 3D printing machines based on unit type (resulting in a lower average selling price of machines sold) for 2014 as compared to 2013.

The following table summarizes 3D printing machines sold by type for each of the years ending December 31 (please refer to Part I Item 1, “Our Machines and Machine Platforms” of this Annual Report on Form 10-K for a description of 3D printing machines by type):

	2015	2014	2013
3D printing machine units sold:
S-Max+	1	1	—
S-Max	7	11	13
S-Print	2	1	3
S-15	1	1	1
M-Print*	1	1	—
M-Flex	3	9	6
Innovent*	10	—	—
X1-Lab	1	4	5
Micromachinery	—	—	1
	26	28	29
*

During 2015, one M-Print unit and two Innovent units were sold to related parties. During 2014, one M-Print unit was sold to a related party.  There were no sales of 3D printing machines to related parties during 2013. Refer to Note 18 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

Cost of Sales and Gross Profit

Cost of sales for 2015 was $32,010 compared with cost of sales of $33,443 for 2014, a decrease of $1,433, or 4.3%. This decrease was principally as a result of a decrease in the volume of sales of 3D printing machines and the mix of 3D printing machines sold, resulting in overall lower revenues (and cost of sales) from the sale of 3D printing machines.  This decrease was offset by an increase in our production costs associated with (i) our global facilities transition and expansion in Germany and the United States, (ii) costs incurred in connection with our ERP system deployment and (iii) costs associated with our continued development of operations at our Italy PSC and commencement of operations at our Sweden PSC, all resulting in production inefficiencies. Favorable changes in currency also impacted cost of sales (principally appreciation of the United States dollar against the Euro and Japanese Yen).

Gross profit for 2015 was $8,343 compared with gross profit of $10,457 for 2014, a decrease of $2,114, or 20.2%. Gross profit percentage was 20.7% for 2015, compared with 23.8% for 2014. The decrease in gross profit was the result of the decrease in revenues offset by the decrease in cost of sales as further cited above.

Cost of sales for 2014 was $33,443 compared with cost of sales of $23,907 for 2013, an increase of $9,536, or 39.9%. This increase was principally as a result of an increase in our production costs associated with (i) the expansion of our global facilities (including an increase in our labor force and personnel costs) including our commencement of operations at our Italy PSC, (ii) costs incurred in connection with the development of our ExCast strategy and (iii) costs associated with our decision to discontinue our laser micromachining product line. This increase was offset by a decrease in the volume of sales of 3D printing machines and the mix of 3D printing machines sold, resulting in lower revenues (and cost of sales) from the sale of 3D printing machines.

Gross profit for 2014 was $10,457 compared with gross profit of $15,573 for 2013, a decrease of $5,116, or 32.9%. Gross profit percentage was 23.8% for 2014, compared with 39.4% for 2013. The decrease in gross profit was the result of the increase in cost of sales offset by the increase in revenues as further cited above.

Research and Development

Research and development expenses for 2015 were $7,279 compared with research and development expenses of $8,178 for 2014, a decrease of $899, or 11.0%. This decrease was due primarily to a reduction in costs associated with machine development activities following the introduction of the Exerial and Innovent in 2015.  Favorable changes in currency also impacted research and development expenses (principally appreciation of the United States dollar against the Euro).

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

Selling, General and Administrative

Selling, general and administrative expenses for 2015 were $22,576 compared with selling, general and administrative expenses of $24,029 for 2014, a decrease of $1,453, or 6.0%. This decrease was principally due to a lower provision for bad debts (a net credit in 2015 versus a charge for 2014 associated with certain customer balances) and lower sales commissions expense. Partially offsetting this decrease were increases for personnel costs associated with an increased headcount (including salaries, related benefits, travel expenses and equity-based compensation and other growth-related expenses (principally consulting and professional fees, including costs associated with the deployment of our new ERP system). Favorable changes in currency also impacted selling, general and administrative expenses (principally appreciation of the United States dollar against the Euro).

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

Impairment

During the quarter ended September 30, 2015, as a result of the significant decline in our market capitalization and continued operating losses and cash flow deficiencies, we identified a triggering event requiring both (i) a test for the recoverability of long-lived assets held for use at the asset group level and (ii) a test for impairment of goodwill at the reporting unit level.  Assessing the recoverability of long-lived assets held for use and goodwill requires significant judgments and estimates by our management.

For purposes of testing long-lived assets for recoverability, we operate as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held for use, we determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets.  We proceeded to determination of the fair value of our long-lived assets held for use, principally through use of the market approach.  Our use of the market approach included consideration of market transactions for comparable assets.  Our management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

We subsequently performed an impairment test for goodwill.  For purposes of testing goodwill for impairment, we operate as a singular reporting unit. In assessing goodwill for impairment, we compared the fair value of our reporting unit to its carrying value.  We determined the fair value of our reporting unit through a combination of the market approach and income approach.  Our use of the market approach included consideration of our market capitalization along with consideration of other factors that could influence the use of market capitalization as a fair value estimate, including premiums or discounts to be applied based on both market and entity-specific data.  Our use of the income approach included consideration of present value techniques, principally the use of a discounted cash flow model.  In performing the impairment test for goodwill, we determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, we recognized an impairment loss of approximately $4,419 associated with goodwill during the quarter ended September 30, 2015.

During the quarter ended December 31, 2015, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level.  We conducted a similar recoverability test to the test further described above at the asset group level. Our management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of our long-lived assets held for use, resulting in a material adverse effect on our financial position and results of operations.

Interest Expense

Interest expense for 2015 was $152 compared with interest expense of $144 in 2014, an increase of $8, or 5.6%. This increase was due principally to the commitment fee on the unused portion of our revolving credit facility (added in October 2015), partially offset by lower average outstanding debt balance for 2015 for all other instruments as compared to 2014.

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

Other Expense (Income) — Net

Other expense (income) — net for 2015 was ($45) compared with other expense (income) — net of ($210) for 2014 and other expense (income) — net of ($98) for 2013. Amounts for all periods consist principally of interest income on cash and cash equivalent balances and other financing activity benefits.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for 2015, 2014 and 2013 was ($173), $159 and $370, respectively. The effective tax rate for 2015, 2014 and 2013 was 0.7% (benefit on a loss), 0.7% (provision on a loss) and 6.2% (provision on a loss), respectively. For 2015, 2014 and 2013, the effective tax rate differed from the United States federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Noncontrolling Interests

There was no net income attributable to noncontrolling interests for 2015 and 2014. Net income attributable to noncontrolling interests for 2013 was $138. Changes in net income attributable to noncontrolling interests for all periods are as a result of the acquisition of net assets in the related variable interest entities completed during the quarter ended March 31, 2013.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of approximately $25,865, $21,843 and $6,317 for 2015, 2014 and 2013, respectively. In connection with the completion of our initial public offering in February 2013 and our secondary public offering in September 2013, we received total unrestricted net proceeds from the sale of our common stock of approximately $157,311. At December 31, 2015, we had approximately $19,342 in cash and cash equivalents.  In addition, in January 2016, we entered into separate transactions for additional offerings of sale of our common stock resulting in additional unrestricted net proceeds (see further discussion below).

We believe that our existing capital resources (including the net proceeds from additional offerings of sale of our common stock referenced above) will be sufficient to support our operating plan.  If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital.  Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives, or a combination thereof.

Related Party Revolving Credit Facility

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i)

assist us in our efforts to finance customer acquisition of our 3D printing machines and 3D printed and other products and services and (ii) provide us with additional funding for working capital and general corporate purposes. RHI was determined to be a related party based on common control by our Chairman and CEO.  Prior to execution, the Credit Agreement was subject to review and approval by the Audit Committee of our Board of Directors and the independent members of our Board of Directors.  We incurred approximately $215 in deferred financing costs associated with the Credit Agreement.

There were no borrowings under the Credit Agreement from October 23, 2015 through December 31, 2015.  For the year ended December 31, 2015, we recorded interest expense relating to the Credit Agreement of approximately $39, of which approximately $28 was related to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility) and $11 was related to the amortization of deferred financing costs (resulting in remaining net deferred financing costs of approximately $204 at December 31, 2015, which are reflected in prepaid expenses and other current assets in our consolidated balance sheet.

On January 10, 2016, we delivered notice to RHI of our intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common equity to an entity under common control by our Chairman and CEO (see further discussion below). There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, we paid in-full our remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility. In addition, during the quarter ending March 31, 2016, we will record approximately $204 to interest expense related to the accelerated amortization of previously deferred financing costs.  Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

At Market Issuance Offering

On January 8, 2016, we announced our entry into our ATM with FBR and MLV pursuant to which FBR and MLV will act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common equity in “at the market offerings” as defined in Rule 415 under the Securities Act. Both FBR and MLV have been identified as related parties to us on the basis of significant influence in that a member of our Board of Directors also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of this transaction were reviewed and approved by a sub-committee of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the distribution agreement require a 3.0% commission on the sale of common equity shares under the ATM and a reimbursement of certain legal expenses of approximately $25.  Through March 22, 2016, we sold 91,940 shares under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds of approximately $843.  Net proceeds to us from the sale of shares under the ATM during this time period were approximately $595 (after deducting offering costs of approximately $248, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of shares under the ATM).

Registered Direct Offering to a Related Party

On January 11, 2016, we announced our entry into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common equity at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016).  The terms of this transaction were reviewed and approved by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors). The sub-committee of independent members of our Board of Directors were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of shares under the terms identified, the independent members of our Board of Directors also approved the termination of our revolving credit facility with RHI Investments, LLC (see further discussion above).  Gross proceeds from the sale of shares in this offering were approximately $13,000.  Net proceeds to us from the sale of shares in this offering were approximately $12,447 (after deducting offering costs of approximately $553).

Cash Flows

The following table summarizes the significant components of cash flows for each of the years ending December 31 and our ending cash and cash equivalents balance:

	2015	2014	2013
Cash used for operating activities	$(10,722)	$(28,932)	$(20,192)
Cash used for investing activities	(5,078)	(32,236)	(21,638)
Cash (used for) provided by financing activities	(670)	(677)	137,512
Effect of exchange rate changes on cash and cash equivalents	(390)	(398)	(39)
Net change in cash and cash equivalents	$(16,860)	$(62,243)	$95,643

	December 31,	December 31,
	2015	2014
Cash and cash equivalents	$19,342	$36,202

Operating Activities

Cash used for operating activities for 2015 was $10,722 compared with $28,932 for 2014. The decrease of $18,210, or 62.9%, was mostly attributed to an increase in cash flows from net changes in assets and liabilities principally impacted by cash inflows (versus outflows) for accounts receivable from customers based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines), an increase in prepayments received from customers on 3D printing machine sale contracts and lower outflows associated with inventories. These increases were partially offset by increased cash outflows associated with an increase in our net loss (net of a goodwill impairment charge of approximately $4,419 in 2015).

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

Investing Activities

Cash used for investing activities for 2015, was $5,078 compared with $32,236 for 2014. The decrease of $27,158, or 84.2%, was primarily attributed to decreased capital expenditures, mostly due to spending associated with (i) the expansion of our facilities in Germany (spending complete at the end of 2014), (ii) the acquisition of the land and building associated with our Japanese subsidiary (completed during the quarter ended June 30, 2014) and (iii) cash paid for acquisitions closed during the quarter ended March 31, 2014 (MAM and MWT).

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

At December 31, 2015, we have no contractual commitments or plans for additional capital expenditures relating to our facilities expansions. We expect our 2016 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $2,000 to $3,000).

Financing Activities

Cash used for financing activities for 2015 was $670 compared with $677 for 2014 a decrease of $7 or 0.1%.  Cash used for financing activities in 2015 and 2014 included principal payments on outstanding debt and capital and financing leases. Cash used for financing activities in 2015 also included deferred financing costs associated with our revolving credit facility with a related party (see further discussion above). Cash proceeds from the exercise of employee stock options offset cash used for financing activities in 2014.

Cash used for financing activities for 2014 was $677. Cash provided by financing activities for 2013 $137,512.

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

At December 31, 2015, we identified that we were not in compliance with the annual cash flow-to-debt service ratio covenant associated with our building note payable to a United States bank. We requested and were granted a waiver related to compliance with this annual covenant at December 31, 2015 and through December 31, 2016. Related to our 2015 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

At December 31, 2014, ExOne GmbH had separate line of credit and security agreements with a German bank for approximately $600 (€500) and $1,000 (€800), respectively. Both agreements had an indefinite term and were subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of certain transactions requiring security. There was no commitment fee associated with either agreement.  The line of credit agreement contained a negative covenant of an annual equity capital ratio for ExOne GmbH of no less than 50%. At December 31, 2014, there were no outstanding borrowings under the line of credit agreement.  At December 31, 2014, ExOne GmbH had outstanding guarantees or letters of credit of approximately $1,442 (€1,186) against certain commercial transactions requiring security under the security agreement.  Outstanding guarantees or letters of credit in excess of the security agreement limitation were separately approved by the German bank.

At December 31, 2014, ExOne GmbH identified that it was not in compliance with the annual equity capital ratio covenant associated with the line of credit agreement. ExOne GmbH did not obtain a waiver related to compliance with this annual covenant and believed its future borrowing abilities to be restricted on the basis of an event of default under the line of credit agreement. Based on the cancellable nature of the line of credit agreement, any requests for borrowings were effectively subject to approval by the German bank. Related to the 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

In September 2015, ExOne GmbH and the German bank agreed to a cancellation of both the line of credit agreement and security agreement concurrent with an agreement to a separate credit facility agreement.  The credit facility agreement provides for various short-term financings in the form of overdraft credit, guarantees, letters of credit and collateral security for various commercial transactions for approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $110 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with transactions requiring security (guarantees, letters of credit or collateral agreements) is fixed at 1.75%.  The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of certain transactions requiring security.  There is no commitment fee associated with the credit facility agreement.  There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by ExOne.  At December 31, 2015, there were no outstanding borrowings under the credit facility agreement.  At December 31, 2015, ExOne GmbH had outstanding guarantees or letters of credit of approximately $685 (€628) against certain commercial transactions requiring security.

Contractual Obligations

We are required to make future payments under various contracts, including operating and capital lease agreements and long-term debt agreements.

At December 31, 2015, a summary of our outstanding contractual obligations is as follows:

	Total	2016	2017-2018	2019-2020	Thereafter
Operating activities:
Operating leases	$843	$340	$444	$59	$—
Financing activities:
Long-term debt	1,950	138	281	308	1,223
Capital leases	163	82	79	2	—
Interest	593	81	163	139	210
Total	$3,549	$641	$967	$508	$1,433

Operating Leases

Operating leases consist of various lease agreements of manufacturing and office facilities, machinery and other equipment and vehicles, expiring in various years through 2020.

Long-Term Debt

Long-term debt consists of the current and noncurrent portion of a note payable used to finance the acquisition of a building in the United States. Maturity of this debt instrument extends to 2027.

Capital Leases

Capital leases consist of various lease agreements of machinery and other equipment and vehicles, expiring in various years through 2019.

Interest

Interest related to long-term debt and capital and financing leases is based on interest rates in effect at December 31, 2015, and is calculated on instruments with maturities that extend to 2027.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from fluctuations in foreign currency exchange rates which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities. We do not currently utilize derivative financial instruments to offset market risk from fluctuations in foreign currency exchange rates.

The local currency is the functional currency for significant operations outside of the United States. The determination of the functional currency of an operation is made based on the appropriate economic and management indicators.

Foreign currency assets and liabilities are translated into their United States dollar equivalents based on year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive loss. Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the consolidated balance sheet.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 50.9%, 51.9% and 63.0% of our consolidated revenue was derived from transactions outside the United States for 2015, 2014 and 2013, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for 2015 would result in an increase (decrease) in revenue of approximately $2,100. These subsidiaries incur nearly all of their expenses (other than intercompany expenses) in their local functional currencies.

At December 31, 2015, we held approximately $19,342 in cash and cash equivalents, of which approximately $16,385 was held by our United States parent in United States dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The ExOne Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of The ExOne Company and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ / members’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ExOne Company and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 22, 2016

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2015	2014	2013
Revenue
Revenue - third party	$38,918	$43,029	$39,480
Revenue - related party (Note 18)	1,435	871	—
	40,353	43,900	39,480
Cost of sales	32,010	33,443	23,907
Gross profit	8,343	10,457	15,573
Operating expenses
Research and development	7,279	8,178	5,127
Selling, general and administrative	22,576	24,029	16,119
Goodwill impairment (Note 7)	4,419	—	—
	34,274	32,207	21,246
Loss from operations	(25,931)	(21,750)	(5,673)
Other expense (income)
Interest expense	152	144	372
Other (income) expense - net	(45)	(210)	(98)
	107	(66)	274
Loss before income taxes	(26,038)	(21,684)	(5,947)
(Benefit) provision for income taxes (Note 15)	(173)	159	370
Net loss	(25,865)	(21,843)	(6,317)
Less: Net income attributable to noncontrolling interests	—	—	138
Net loss attributable to ExOne	$(25,865)	$(21,843)	$(6,455)

Net loss attributable to ExOne per common share (Note 3):
Basic	$(1.79)	$(1.52)	$(0.51)
Diluted	$(1.79)	$(1.52)	$(0.51)
Comprehensive loss:
Net loss	$(25,865)	$(21,843)	$(6,317)
Other comprehensive loss:
Foreign currency translation adjustments	(5,332)	(7,851)	(178)
Comprehensive loss	(31,197)	(29,694)	(6,495)
Less: Comprehensive income attributable to noncontrolling interests	—	—	138
Comprehensive loss attributable to ExOne	$(31,197)	$(29,694)	$(6,633)

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,342	$36,202
Accounts receivable - net (Note 1)	9,368	14,238
Inventories - net (Note 5)	19,839	17,014
Prepaid expenses and other current assets	2,918	3,138
Total current assets	51,467	70,592
Property and equipment - net (Note 6)	54,832	55,298
Goodwill (Note 7)	—	4,665
Other noncurrent assets (Note 8)	1,659	2,572
Total assets	$107,958	$133,127
Liabilities
Current liabilities:
Current portion of long-term debt (Note 10)	$138	$132
Current portion of capital and financing leases (Note 11)	82	346
Accounts payable	3,231	2,553
Accrued expenses and other current liabilities (Note 12)	6,410	8,118
Deferred revenue and customer prepayments	7,103	902
Total current liabilities	16,964	12,051
Long-term debt - net of current portion (Note 10)	1,812	1,950
Capital and financing leases - net of current portion (Note 11)	81	164
Other noncurrent liabilities	28	417
Total liabilities	18,885	14,582
Contingencies and commitments (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,446,967 (2015) and 14,417,803 (2014) shares issued and outstanding	144	144
Additional paid-in capital	156,627	154,902
Accumulated deficit	(54,163)	(28,298)
Accumulated other comprehensive loss (Note 2)	(13,535)	(8,203)
Total stockholders' equity	89,073	118,545
Total liabilities and stockholders' equity	$107,958	$133,127

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2015	2014	2013
Operating activities
Net loss	$(25,865)	$(21,843)	$(6,317)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	5,227	4,520	2,372
Deferred income taxes	(268)	(131)	—
Equity-based compensation	1,725	1,206	711
Provision for bad debts	(254)	2,391	152
Changes in fair value of contingent consideration	(193)	(185)	—
Loss from sale of property and equipment	87	—	—
Goodwill impairment	4,419	—	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Decrease (increase) in accounts receivable	4,567	(7,162)	(823)
Increase in inventories	(8,021)	(9,098)	(8,083)
Decrease (increase) in prepaid expenses and other assets	703	(377)	(4,334)
Increase (decrease) in accounts payable	1,654	(97)	(1,100)
(Decrease) increase in accrued expenses and other liabilities	(823)	1,861	937
Increase (decrease) in deferred revenue and customer prepayments	6,320	(17)	(3,707)
Cash used for operating activities	(10,722)	(28,932)	(20,192)
Investing activities
Capital expenditures	(4,938)	(23,081)	(19,311)
Increase in restricted cash	(330)	—	—
Proceeds from sale of property and equipment	190	—	—
Acquisitions, net of cash acquired of $201	—	(9,155)	—
Cash effect of deconsolidation of noncontrolling interests in variable interest entities	—	—	(2,327)
Cash used for investing activities	(5,078)	(32,236)	(21,638)
Financing activities
Payments on long-term debt	(132)	(465)	(5,488)
Payments on capital and financing leases	(323)	(545)	(2,162)
Deferred financing costs	(215)	—	—
Proceeds from exercise of employee stock options	—	333	—
Net proceeds from issuance of common stock - initial public offering	—	—	91,083
Net proceeds from issuance of common stock - secondary public offering	—	—	64,948
Net change in line of credit borrowings	—	—	(528)
Net change in demand note payable to member	—	—	(9,885)
Payment of preferred stock dividends	—	—	(456)
Cash (used for) provided by financing activities	(670)	(677)	137,512
Effect of exchange rate changes on cash and cash equivalents	(390)	(398)	(39)
Net change in cash and cash equivalents	(16,860)	(62,243)	95,643
Cash and cash equivalents at beginning of period	36,202	98,445	2,802
Cash and cash equivalents at end of period	$19,342	$36,202	$98,445

Supplemental disclosure of cash flow information
Cash paid for interest	$122	$144	$310
Cash paid for income taxes	$—	$916	$1,334

Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$—	$819	$—
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use	$4,749	$5,344	$3,338
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$956	$1,287	$534
Property and equipment acquired through financing arrangements	$—	$89	$282
Net assets acquired through acquisitions, net of cash acquired of $201	$—	$9,530	$—
Noncash consideration for acquisitions	$—	$375	$—
Conversion of preferred stock dividends payable and accrued interest to principal amounts due under demand note payable to member	$—	$—	$1,219
Noncash effect of Reorganization of The Ex One Company, LLC with and into The ExOne Company	$—	$—	$2,371
Noncash effect of deconsolidation of noncontrolling interests in variable interest entities	$—	$—	$397

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ / Members’ Equity

(in thousands)

	ExOne unitholders / stockholders
												Accumulated		Total
												other		members' /
	Preferred units		Common units		Members'	Preferred stock		Common stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders'
	Units	$	Units	$	deficit	Shares	$	Shares	$	paid-in capital	deficit	loss	interests	equity
Balance at December 31, 2012	18,984	$18,984	10,000	$10,000	$(31,355)	—	$—	—	$—	$—	$—	$(174)	$2,586	$41
Reorganization of The Ex One Company, LLC with and into The ExOne Company	(18,984)	(18,984)	(10,000)	(10,000)	31,355	190	190	5,800	58	(2,619)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(152)	—	—	—	(152)
Conversion of preferred stock to common stock	—	—	—	—	—	(190)	(190)	1,998	20	170	—	—	—	—
Initial public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	—	—	—	5,483	55	90,316	—	—	—	90,371
Secondary public offering of common stock in The ExOne Company, net of issuance costs	—	—	—	—	—	—	—	1,106	11	64,937	—	—	—	64,948
Net loss	—	—	—	—	—	—	—	—	—	—	(6,455)	—	138	(6,317)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(178)	—	(178)
Equity-based compensation	—	—	—	—	—	—	—	—	—	711	—	—	—	711
Deconsolidation of noncontrolling interests in variable interest entities	—	—	—	—	—	—	—	—	—	—	—	—	(2,724)	(2,724)
Balance at December 31, 2013	—	—	—	—	—	—	—	14,387	144	153,363	(6,455)	(352)	—	146,700
Net loss	—	—	—	—	—	—	—	—	—	—	(21,843)	-	—	(21,843)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,851)	—	(7,851)
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,206	—	—	—	1,206
Common stock issued from equity incentive plan	—	—	—	—	—	—	—	30	—	333	—	—	—	333
Balance at December 31, 2014	—	—	—	—	—	—	—	14,417	144	154,902	(28,298)	(8,203)	—	118,545
Net loss	—	—	—	—	—	—	—	—	—	—	(25,865)	—	—	(25,865)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,332)	—	(5,332)
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,725	—	—	—	1,725
Common stock issued from equity incentive plan	—	—	—	—	—	—	—	30	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	$—	—	$—	14,447	$144	$156,627	$(54,163)	$(13,535)	$—	$89,073

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

The consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); effective in August 2013, ExOne Property GmbH (Germany); effective in March 2014, MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy); effective in July 2015, ExOne Sweden AB (Sweden); and through March 27, 2013 (see further description below), two variable interest entities (“VIEs”) in which ExOne was identified as the primary beneficiary, Lone Star Metal Fabrication, LLC (“Lone Star”) and Troy Metal Fabricating, LLC (“TMF”). Collectively, the consolidated group is referred to as the “Company”.

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

Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying statement of consolidated operations and comprehensive loss, the Company has incurred net losses of approximately $25,865, $21,843 and $6,317 for 2015, 2014 and 2013, respectively. As noted above, in connection with the completion of its initial public offering in February 2013 and secondary public offering in September 2013, the Company received total unrestricted net proceeds from the sale of its common stock of approximately $157,311. At December 31, 2015, the Company had approximately $19,342 in cash and cash equivalents.  In addition, in January 2016, the Company entered into separate transactions for additional offerings of sale of its common stock resulting in additional unrestricted net proceeds to the Company (Note 20).

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make certain judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Areas that require significant judgments, estimates and assumptions include accounting for accounts receivable (including the allowance for doubtful accounts); inventories (including the allowance for slow-moving and obsolete inventory); product warranty reserves; income taxes (including the valuation allowance on certain deferred tax assets); equity-based compensation; and business combinations (including fair value estimates of contingent consideration) and testing for impairment of goodwill and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency

The local currency is the functional currency for significant operations outside of the United States. The determination of the functional currency of an operation is made based upon the appropriate economic and management indicators.

Foreign currency assets and liabilities are translated into their United States dollar equivalents based upon year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive loss. Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, which are included in other comprehensive loss in the consolidated statement of operations and comprehensive loss.

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 50.9%, 51.9% and 63.0% of the consolidated revenue of the Company was derived from transactions outside the United States for 2015, 2014 and 2013, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen.

 Revenue Recognition

The Company derives revenue from the sale of 3D printing machines and 3D printed and other products, materials and services. Revenue is recognized by the Company when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured.

The Company enters into arrangements that may provide for multiple deliverables to a customer. Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or an extended warranty). The Company identifies all products and services that are to be delivered separately under an arrangement and allocates revenue to each based on their relative fair value. Fair values are generally established based on the prices charged when sold separately by the Company (vendor specific objective evidence). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. In the absence of vendor specific objective evidence or third party evidence in leading to a relative fair value for a sale component, the Company’s best estimate of selling price is used. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

The Company generally provides customers with a standard twelve month warranty on its 3D printing machines. The standard warranty is not treated as a separate service because the standard warranty is an integral part of the sale of the 3D printing machine. At the time of sale, a liability is recorded (with an offset to cost of sales in the statement of operations and comprehensive loss) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Following the standard warranty period, the Company offers its customers optional maintenance service contracts or extended warranties. Deferred maintenance service revenues are generally recognized when the maintenance services are performed since the Company has historical evidence that indicates that the costs of performing the services under the contract are not incurred on a straight-line basis.

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

Shipping and handling costs billed to customers are included in revenue in the consolidated statement of operations and comprehensive loss. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the consolidated statement of operations and comprehensive loss.

In assessing collectability as part of the revenue recognition process, the Company considers a number of factors in its evaluation of the creditworthiness of the customer, including past due amounts, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, the Company will defer recognition of revenue until collectability is assured. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require certain amounts be prepaid. In some circumstances, the Company may require payment in full and may require international customers to furnish letters of credit. These prepayments are reported as deferred revenue and customer prepayments in the consolidated balance sheet. For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms which typically correspond to performance of the related services.

The Company has entered into certain contracts for the sale of its products and services with the federal government under fixed-fee, cost reimbursable and time and materials arrangements. With respect to cost reimbursable arrangements with the federal government, the Company generally bills for products and services in accordance with provisional rates as determined by the Company. To the extent that provisional rates billed under these contracts differ from actual experience, a billing adjustment (through revenue) is made in the period in which the difference is identified (generally upon completion of its annual Incurred Cost Submission filing as required by the federal government). For 2015, 2014 and 2013, revenues and any adjustments related to these contracts were not significant.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates fair value because of the short maturity of the instruments. The Company maintains cash balances with financial institutions located in the United States, Germany, Italy, Sweden and Japan. The Company places its cash with high quality financial institutions and believes its risk of loss is limited; however, at times, account balances may exceed international and federally insured limits. The Company has not experienced any losses associated with these cash balances.

Restricted Cash

The Company is required to maintain a cash collateral balance to offset certain short-term, unsecured lending commitments from a financial institution associated with the Company’s corporate credit card program.  This balance is considered legally restricted by the Company.  Restricted cash at December 31, 2015, was approximately $330 and is included in prepaid expenses and other current assets in the consolidated balance sheet. There was no such restriction on cash balances at December 31, 2014.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2015 and 2014, the allowance for doubtful accounts was approximately $1,920 and $2,431, respectively. During 2015 the Company recorded a net credit of approximately ($254) associated with its provision for bad debts, as reversals of previously recorded allowances (based on collections of the related accounts receivable) exceeded provisions recorded.  During 2014 and 2013 the Company recorded provisions for bad debts of approximately $2,391 and $152, respectively, associated with customer balances for which collectability became uncertain as a result of deteriorating credit quality based on either customer-specific or macroeconomic factors.

Inventories

The Company values all of its inventories at the lower of cost, as determined on the first-in, first-out method or market value. Overhead is allocated to work in process and finished goods based upon normal capacity of the Company’s production facilities. Fixed overhead associated with production facilities that are being operated below normal capacity are recognized as a period expense rather than being capitalized as a product cost. An allowance for slow-moving and obsolete inventories is provided based on historical experience and anticipated product demand. These provisions reduce the cost basis of the respective inventories and are recorded as a charge to cost of sales.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives or (ii) the estimated or contractual lives of the related leases. Gains or losses from the sale of assets are recognized upon disposal or retirement of the related assets and are generally recorded in cost of sales in the statement of consolidated operations and comprehensive loss. Repairs and maintenance are charged to expense as incurred.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value. The determination of what constitutes an asset group, the associated undiscounted net cash flows, the fair value of assets (asset group) and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss was recorded by the Company during 2015, 2014 or 2013 (Note 7).

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

During the quarter ended September 30, 2015, as a result of the significant decline in market capitalization of the Company and continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring an interim test for impairment of goodwill at the reporting unit level.  In performing the impairment test for goodwill, the Company determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, the Company recognized an impairment loss of approximately $4,419 (Note 7).

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

Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard twelve month warranty. At the time of sale, a liability is recorded (with an offset to cost of sales in the statement of operations and comprehensive loss) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the statement of consolidated operations and comprehensive loss in the period such a determination is made. At December 31, 2015 and 2014, product warranty reserves were approximately $1,308 and $1,543, respectively, and were included in accrued expenses and other current liabilities in the consolidated balance sheet.

Income Taxes

The (benefit) provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the (benefit) provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s subsidiaries in Germany, Italy, Sweden and Japan are taxed as corporations under the taxing regulations of those respective countries. As a result, the consolidated statement of operations and comprehensive loss includes a (benefit) provision for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based upon the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based upon the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax benefits that do not meet the more likely than not criteria are recognized when effectively settled, which generally means that the statute of limitations has expired or that appropriate taxing authority has completed its examination even through the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the (benefit) provision for income taxes in the consolidated statement of operations and comprehensive loss and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

Advertising

Advertising costs are charged to expense as incurred, and were not significant for 2015, 2014 or 2013.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. The Company makes discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. The Company’s matching contributions to the plan were approximately $365, $269 and $92 in 2015, 2014 and 2013, respectively.

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

On January 1, 2015, the Company adopted FASB guidance clarifying the presentation of unrecognized tax benefits when a net operating loss carryforward, or similar tax loss or a tax credit carryforward exists. The amendment requires that unrecognized tax benefits be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. Previously, there was diversity in practice as no explicit guidance existed. As the Company had previously followed the now required presentation, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

In November 2015, the FASB issued changes to the balance sheet classification of deferred taxes, which the Company elected to early adopt. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes.  The Company has elected to retrospectively apply the adoption of this guidance, which has resulted in a reclassification within the consolidated balance sheet of deferred income tax amounts at December 31, 2014.  This reclassification has resulted in a decrease to accrued expenses and other current liabilities of approximately $306, a decrease in other noncurrent assets of approximately $303 and an increase in other noncurrent liabilities of approximately $3 as compared to amounts previously reported.

Recently Issued Accounting Guidance

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2019, or January 1, 2018, in the event that the Company no longer qualifies as an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBs Act”). Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs in financial statements. These changes require an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with an exception for line of credit arrangements. Amortization of debt issuance costs will continue to be reported as interest expense. These changes become effective for the Company on December 31, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Management has determined that the adoption of these changes will not have a significant impact on the consolidated financial statements of the Company.

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

In February 2016, the FASB issued changes to the accounting for leases. Under the revised guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the revised guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. These changes become effective for the Company on January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

For the years ended December 31,	2015	2014	2013
Foreign currency translation adjustments
Balance at beginning of period	$(8,203)	$(352)	$(174)
Other comprehensive loss	(5,332)	(7,851)	(178)
Balance at end of period	$(13,535)	$(8,203)	$(352)

Foreign currency translation adjustments consist of (i) the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (United States dollar) and (ii) certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for any of the periods presented.

Note 3. Loss Per Share

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

As ExOne incurred a net loss during 2015, 2014 and 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (210,970 — 2015, 215,137 — 2014 and 173,333 — 2013) and unvested restricted stock issued (77,670— 2015, 80,834 — 2014 and 20,000 — 2013), was anti-dilutive.

The information used to compute basic and diluted net loss attributable to ExOne per common share was as follows:

For the years ended December 31,	2015	2014	2013
Net loss attributable to ExOne	$(25,865)	$(21,843)	$(6,455)
Less: Preferred stock dividends declared	—	—	(152)
Net loss available to ExOne common shareholders	$(25,865)	$(21,843)	$(6,607)
Weighted average shares outstanding (basic and diluted)	14,427,956	14,411,054	12,838,230
Net loss attributable to ExOne per common share:
Basic	$(1.79)	$(1.52)	$(0.51)
Diluted	$(1.79)	$(1.52)	$(0.51)

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

Note 5. Inventories

Inventories consist of the following at December 31:

	2015	2014
Raw materials and components	$9,467	$10,838
Work in process	6,048	4,221
Finished goods	4,324	1,955
	$19,839	$17,014

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

At December 31, 2015 and 2014, the allowance for slow-moving and obsolete inventories was approximately $1,909 and $1,241, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2015 and 2014, is approximately $507 and $419 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

Note 6. Property and Equipment

Property and equipment consist of the following at December 31:

	2015	2014	Economic Life (in years)
Land	$6,969	$7,154	N/A
Buildings and related improvements	28,498	27,031	5 - 40
Machinery and equipment	23,935	18,510	3 - 20
Other	5,995	4,935	3 - 20
	65,397	57,630
Less: Accumulated depreciation	(11,017)	(7,213)
	54,380	50,417
Construction-in-progress	452	4,881
Property and equipment - net	$54,832	$55,298

Machinery and equipment includes assets leased by the Company of approximately $364 and $1,057 at December 31, 2015 and 2014, respectively.

Machinery and equipment includes assets leased to customers (principally 3D printing machines and related equipment) under operating lease arrangements of approximately $2,267 and $1,371 at December 31, 2015 and 2014, respectively. The carrying value of these assets was approximately $1,816 and $844 at December 31, 2015 and 2014, respectively.

Minimum future rentals of machinery and equipment under non-cancellable arrangements at December 31, 2015, are as follows:

2016	$859
2017	439
2018	118
2019	—
2020	—
Thereafter	—
$1,416

Depreciation expense was approximately $4,809, $4,139 and $2,372 for 2015, 2014 and 2013, respectively.

Note 7. Impairment

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

For purposes of testing long-lived assets for recoverability, the Company operates as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held for use, the Company determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets.  The Company proceeded to determination of the fair value of its long-lived assets held for use, principally through use of the market approach.  The Company’s use of the market approach included consideration of market transactions for comparable assets.  Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

The Company subsequently performed an impairment test for goodwill.  For purposes of testing goodwill for impairment, the Company operates as a singular reporting unit. In assessing goodwill for impairment, the Company compared the fair value of its reporting unit to its carrying value.  The Company determined the fair value of its reporting unit through a combination of the market approach and income approach.  The Company’s use of the market approach included consideration of the Company’s market capitalization along with consideration of other factors that could influence the use of market capitalization as a fair value estimate, including premiums or discounts to be applied based on both market and entity-specific data.  The Company’s use of the income approach included consideration of present value techniques, principally the use of a discounted cash flow model.  In performing the impairment test for goodwill, the Company determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, the Company recognized an impairment loss of approximately $4,419 associated with goodwill during the quarter ended September 30, 2015.

The following table details the changes in the carrying amount of goodwill for the year ended December 31:

	2015	2014
Beginning balance	$4,665	$—
Acquisition of businesses	—	5,092
Foreign currency translation adjustments	(246)	(427)
Impairment	(4,419)	—
Ending balance	$—	$4,665

During the quarter ended December 31, 2015, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level.  The Company conducted a similar recoverability test to the test further described above at the asset group level. Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

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

Note 8. Intangible Assets

Intangible assets, which are included in other noncurrent assets on the accompanying consolidated balance sheet, were as follows:

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,323	$(606)	$717
Customer relationships	464	(122)	342
Trade names	53	(22)	31
Noncompetition agreement	15	(9)	6
	$1,855	$(759)	$1,096

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,474	$(307)	$1,167
Customer relationships	464	(55)	409
Trade names	56	(11)	45
Noncompetition agreement	15	(4)	11
	$2,009	$(377)	$1,632

Amortization expense related to the intangible assets was approximately $418 and $381 for 2015 and 2014, respectively. There were no intangible assets recorded by the Company at December 31, 2013.

Future estimated amortization expense related to the intangible assets at December 31, 2015, is approximately as follows:

2016	$415
2017	410
2018	127
2019	67
2020	66
Thereafter	11
$1,096

Note 9. Related Party Revolving Credit Facility

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by the Chairman and CEO of the Company.   Prior to execution, the Credit Agreement was subject to review and approval by the Audit Committee of the Board of Directors and the independent members of the Board of Directors of the Company.  The Company incurred approximately $215 in deferred financing costs associated with the Credit Agreement.

There were no borrowings under the Credit Agreement from October 23, 2015 through December 31, 2015.  For the year ended December 31, 2015, the Company recorded interest expense relating to the Credit Agreement of approximately $39, of which approximately $28 was related to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility) and $11 was related to the amortization of deferred financing costs (resulting in remaining net deferred financing costs of approximately $204 at December 31, 2015, which are reflected in prepaid expenses and other current assets in the accompanying consolidated balance sheet).

On January 10, 2016, the Company delivered notice to RHI of its intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common equity to an entity under common control by the Chairman and CEO of the Company (Note 20). There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, the Company paid in-full its remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility. In addition, during the quarter ending March 31, 2016, the Company will record approximately $204 to interest expense related to the accelerated amortization of previously deferred financing costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

Note 10. Long-Term Debt

Long-term debt consists of the following at December 31:

	2015	2014
Building note payable to a United States bank	$1,950	$2,082

Terms of the building note payable to a United States bank include monthly payments of approximately $18 including interest at 4.00% through May 2017, and subsequently, the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027.

At December 31, 2015, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable to a United States bank. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2015 and through December 31, 2016. Related to the 2015 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

Future maturities of long-term debt at December 31, 2015, are approximately as follows:

2016	$138
2017	139
2018	142
2019	150
2020	158
Thereafter	1,223
$1,950

At December 31, 2014, ExOne GmbH had separate line of credit and security agreements with a German bank for approximately $600 (€500) and $1,000 (€800), respectively. Both agreements had an indefinite term and were subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of certain transactions requiring security. There was no commitment fee associated with either agreement.  The line of credit agreement contained a negative covenant of an annual equity capital ratio for ExOne GmbH of no less than 50%. At December 31, 2014, there were no outstanding borrowings under the line of credit agreement.  At December 31, 2014, ExOne GmbH had outstanding guarantees or letters of credit of approximately $1,442 (€1,186) against certain commercial transactions requiring security under the security agreement.  Outstanding guarantees or letters of credit in excess of the security agreement limitation were separately approved by the German bank.

At December 31, 2014, ExOne GmbH identified that it was not in compliance with the annual equity capital ratio covenant associated with the line of credit agreement. ExOne GmbH did not obtain a waiver related to compliance with this annual covenant and believed its future borrowing abilities to be restricted on the basis of an event of default under the line of credit agreement. Based on the cancellable nature of the line of credit agreement, any requests for borrowings were effectively subject to approval by the German bank. Related to the 2014 noncompliance, there were no cross default provisions or related impacts on other lending agreements.

In September 2015, ExOne GmbH and the German bank agreed to a cancellation of both the line of credit agreement and security agreement concurrent with an agreement to a separate credit facility agreement.  The credit facility agreement provides for various short-term financings in the form of overdraft credit, guarantees, letters of credit and collateral security for various commercial transactions for approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $110 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with transactions requiring security (guarantees, letters of credit or collateral agreements) is fixed at 1.75%.  The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of certain transactions requiring security.  There is no commitment fee associated with the credit facility agreement.  There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company.  At December 31, 2015, there were no outstanding borrowings under the credit facility agreement.  At December 31, 2015, ExOne GmbH had outstanding guarantees or letters of credit of approximately $685 (€628) against certain commercial transactions requiring security.

Note 11. Leases

Capital and Financing

In March 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $985 (€739) with repayment of the lease occurring over a three-year period beginning in April 2012. In March 2015, this transaction expired resulting in a repurchase of the 3D printing machine by the Company.  The Company recognized a net gain of approximately $20 (€18) on the repurchase of the 3D printing machine based on the difference between the purchase price and deferred income on the financing.

In November 2012, the Company entered into a sale-leaseback transaction with a bank for a 3D printing machine. Due to continuing involvement outside of the normal leaseback by the Company, this transaction has been accounted for as a financing lease. Under the terms of the agreement, the Company received proceeds of approximately $974 (€737) with repayment of the lease occurring over a three-year period beginning in January 2013. In December 2015, this transaction expired resulting in a repurchase of the 3D printing machine by the Company.  The Company recognized a net loss of approximately $21 (€19) on the repurchase of the 3D printing machine based on the difference between the purchase price and deferred income on the financing.

In addition, the Company leases certain other equipment and vehicles under capital lease arrangements, expiring in various years through 2019.

Future maturities of capital leases at December 31, 2015, are approximately as follows:

2016	$82
2017	72
2018	7
2019	2
2020	—
Thereafter	—
$163

Operating

The Company leases various manufacturing and office facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2020.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2015, are approximately as follows:

2016	$340
2017	259
2018	185
2019	41
2020	18
Thereafter	—
$843

Rent expense under operating lease arrangements was approximately $421, $982 and $1,072 for 2015, 2014 and 2013, respectively.

Note 12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2015	2014
Accrued payroll and related costs	$1,816	$2,087
Product warranty reserves	1,308	1,543
Accrued sales commissions	588	951
Liability for uncertain tax positions	781	871
Accrued professional fees	203	405
Accrued license fees	534	392
Other	1,180	1,869
	$6,410	$8,118

Note 13. Contingencies and Commitments

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

Note 14. Equity-Based Compensation

On January 24, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of (i) 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or (ii) a number of shares of common stock determined by the Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments.

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	2015	2014	2013
Equity-based compensation expense recognized:
Incentive stock options	$807	$633	$580
Restricted stock	918	376	131
Stock bonus awards	—	197	—
Total equity-based compensation expense before income taxes	1,725	1,206	711
Benefit for income taxes*	—	—	—
Total equity-based compensation expense net of income taxes	$1,725	$1,206	$711

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At December 31, 2015, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $436 for incentive stock options (“ISOs”) and $916 for restricted stock awards. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.6 years.

Both ISOs and restricted stock awards issued by the Company vest in one-third increments on the first, second and third anniversaries of the date of grant, respectively. Stock bonus awards issued by the Company vested immediately upon issuance.

During 2015, there were no ISOs issued by the Company.  During 2014 and 2013, the fair value of ISOs was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

The activity for ISOs was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	—	$—	$—
ISOs granted	180,000	$18.00	$11.03
ISOs exercised	—	$—	$—
ISOs forfeited	(6,667)	$18.00	$11.03
ISOs expired	—	$—	$—
Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs exercisable at December 31, 2013	—	$—	$—
ISOs expected to vest at December 31, 2013	164,852	$18.00	$11.03

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs granted	62,000	$15.74	$9.60
ISOs exercised	(18,529)	$18.00	$11.03
ISOs forfeited	(1,667)	$18.00	$11.03
ISOs expired	—	$—	$—
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs exercisable at December 31, 2014	39,804	$18.00	$11.03
ISOs expected to vest at December 31, 2014	166,638	$17.21	$10.53

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs granted	—	$—	$—
ISOs exercised	—	$—	$—
ISOs forfeited	(3,334)	$16.31	$9.96
ISOs expired	(833)	$18.00	$11.03
Outstanding at December 31, 2015	210,970	$17.43	$10.67
ISOs exercisable at December 31, 2015	115,472	$17.61	$10.78
ISOs expected to vest at December 31, 2015	90,898	$17.09	$10.45

At December 31, 2015, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and ISOs expected to vest at December 31, 2015, was approximately 7.4 and 7.9 years, respectively. ISOs with an aggregate intrinsic value of approximately $312 were exercised by employees during 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $333. The Company received no income tax benefit related to these exercises. There were no exercises during 2015 or 2013.

The activity for restricted stock awards was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	—	$—
Restricted shares granted	20,000	$23.26
Restricted shares vested	—	$—
Restricted shares forfeited	—	$—
Outstanding at December 31, 2013	20,000	$23.26
Restricted shares expected to vest at December 31, 2013	20,000	$23.26

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	20,000	$23.26
Restricted shares granted	67,500	$22.69
Restricted shares vested	(6,666)	$23.26
Restricted shares forfeited	—	$—
Outstanding at December 31, 2014	80,834	$22.78
Restricted shares expected to vest at December 31, 2014	80,834	$22.78

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	80,834	$22.78
Restricted shares granted	26,000	$13.23
Restricted shares vested	(29,164)	$22.82
Restricted shares forfeited	—	$—
Outstanding at December 31, 2015	77,670	$19.57
Restricted shares expected to vest at December 31, 2015	77,670	$19.57

Restricted shares vesting during 2015 and 2014 had a fair value of approximately $356 and $282, respectively.  There was no restricted share vesting during 2013.

Note 15. Income Taxes

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

The components of loss before taxes were as follows:

	2015	2014	2013
United States	$(13,138)	$(15,683)	$(9,675)
Foreign	(12,900)	(6,001)	3,728
Loss before income taxes	$(26,038)	$(21,684)	$(5,947)

The (benefit) provision for income taxes consisted of the following:

	2015			2014			2013
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
United States	$—	$(20)	$(20)	$—	$20	$20	$—	$—	$—
Foreign	95	(248)	(153)	290	(151)	139	370	—	370
(Benefit) provision for income taxes	$95	$(268)	$(173)	$290	$(131)	$159	$370	$—	$370

The net benefit for deferred income taxes for 2015 and 2014 includes approximately $116 and $54, respectively, associated with net operating loss carryforwards.

A reconciliation of the (benefit) provision for income taxes at the United States statutory rate of 34.0% to the effective rate of the Company for the years ended December 31 is as follows:

	2015	2014	2013
United States statutory rate (34.0%)	$(8,853)	$(7,373)	$(2,022)
(Loss) income of foreign disregarded entity	(2,746)	(212)	87
Taxes on foreign operations	648	119	3
Increase in uncertain tax positions	—	210	323
Goodwill impairment	1,031	—	—
Net change in valuation allowances	9,173	6,980	2,029
Permanent differences and other	574	435	(50)
(Benefit) provision for income taxes	$(173)	$159	$370
Effective tax rate	0.7%	(0.7)%	(6.2)%

The components of deferred income tax assets and liabilities consist of the following at December 31:

	2015	2014
Deferred tax assets
Accounts receivable	$655	$836
Inventories	796	300
Property and equipment	—	403
Accrued expenses and other current liabilities	699	849
Net operating loss carryforwards	17,475	7,375
Tax credit carryforwards	779	765
Other	1,447	1,012
Valuation allowance	(20,089)	(11,069)
Total deferred tax assets	1,762	471
Deferred tax liabilities
Property and equipment	(943)	—
Other	(847)	(794)
Total deferred tax liabilities	(1,790)	(794)
Net deferred tax liabilities*	$(28)	$(323)

*	At December 31, 2015 and 2014, net deferred tax liabilities were reflected in other noncurrent liabilities in the consolidated balance sheet.

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

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2015	2014
Beginning balance	$11,069	$5,172
Increase to allowances	9,173	6,980
Foreign currency translation and other adjustments	(153)	(1,083)
Ending balance	$20,089	$11,069

At December 31, 2015, the Company had approximately $39,949 in net operating loss carryforwards which expire from 2033 to 2035 and $765 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2015, the Company had approximately $2,769 in net operating loss carryforwards which expire from 2016 through

2022, to offset the future taxable income of its Japanese subsidiary. At December 31, 2015, the Company had approximately $11,323 in net operating loss carryforwards which do not expire, to offset the future taxable income of its collective German, Italian and Swedish subsidiaries.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At December 31, 2015 and 2014, the liability for uncertain tax positions was approximately $781 and $871, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheet. At December 31, 2015 and 2014, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $195 (for both years) which was fully offset against net operating loss carryforwards.  At December 31, 2015 and 2014, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $285 and $159, respectively, which were fully offset against net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 was as follows:

	2015	2014	2013
Beginning balance	$871	$768	$416
Increases related to current year tax positions	—	210	323
Foreign currency translation adjustments	(90)	(107)	29
Ending balance	$781	$871	$768

The Company includes interest and penalties related to income taxes as a component of the (benefit) provision for income taxes in the consolidated statement of operations and comprehensive loss.

The Company files income tax returns in the United States (effective in 2013), Germany, Italy (effective in 2014), Sweden (effective 2015) and Japan. The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2015:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2013-2015
Germany*	2010-2015
Italy	2014-2015
Sweden	2015
Japan	2010-2015

*	At December 31, 2015, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities.

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements.

The following table sets forth the fair value of the Company’s liabilities measured on a recurring basis by level at December 31:

	Level	2015	2014
Contingent consideration*	3	$—	$190

*	Contingent consideration is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

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

Terms of the earn-out provision require minimum achievement of revenues and gross profit for the year ended December 31 as follows:

	2015	2014*
Revenue	$3,500	$2,490
Gross profit	$875	$623

*	For 2014, targets are representative of revenues and gross profit for the period from the date of acquisition (March 3, 2014) through December 31, 2014.

During 2015, the Company recorded net changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately ($190), with a corresponding amount (a net benefit) recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2015 are based on (i) revisions of estimates of revenues and gross profit for MAM for the year ended December 31, 2015 and (ii) the impact of discounting future cash payments on the associated liabilities. During 2014, the Company recorded net changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately ($185), with a corresponding amount (a net benefit) recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2015 are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014 and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Year Ended
	December 31,
	2015	2014
Beginning balance	$190	$—
Purchases	—	—
Sales	—	—
Issuances	—	375
Settlements	—	—
Realized (gains) losses	(193)	(195)
Unrealized (gains) losses	3	10
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$—	$190

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	December 31,		December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$19,342	$19,342	$36,202	$36,202
Current portion of long-term debt	$138	$138	$132	$132
Current portion of capital and financing leases	$82	$82	$346	$346
Long-term debt - net of current portion	$1,812	$1,800	$1,950	$2,022
Capital and financing leases - net of current portion	$81	$81	$164	$164

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

Note 17. Customer Concentrations

During 2015, 2014 and 2013, the Company conducted a significant portion of its business with a limited number of customers. For 2015, 2014 and 2013 the Company’s five most significant customers represented approximately 19.0%, 23.1% and 25.5% of total revenue, respectively. At December 31, 2015 and 2014, accounts receivable from the Company’s five most significant customers were approximately $4,808 and $6,326, respectively.

Note 18. Related Party Transactions

Revenues

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related party based on common control by the Chairman and CEO of the Company. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2014 and 2015, the Company recorded revenue of approximately $815 and $185, respectively, based on the delivery of products and/or services. At December 31, 2014, the amount due from this customer relating to this transaction was approximately $90 (amount net of the value of undelivered products and/or services due to the customer) and was reflected in accounts receivable – net, on the consolidated balance sheet.  All of the proceeds associated with this transaction have been received by the Company at December 31, 2015.

In March 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same powdered metal company with proprietary powders described above. Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $913 based on the delivery of products and/or services. At December 31, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $37) as certain additional products and/or services remained undelivered by the Company. All of the proceeds associated with this transaction have been received by the Company at December 31, 2015.

In June 2015, the Company entered into a sale agreement for a 3D printing machine with a multi-national, diversified metals company determined to be a related party on the basis that a member of the Board of Directors of the Company also receives his principal compensation from the related party. Total consideration for the 3D printing machine (approximately $146) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $146 based on the delivery of products and/or services.  All of the proceeds associated with this transaction have been received by the Company at December 31, 2015.

In December 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same multi-national, diversified metals company described above. Total consideration for the 3D printing machine (approximately $120) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $120 based on the delivery of products and/or services.  None of the proceeds associated with this transaction have been received by the Company at December 31, 2015. At December 31, 2015, the amount due from this customer relating to this transaction is reflected in accounts receivable – net, in the consolidated balance sheet.

During 2015 and 2014, additional sales of products and/or services to identified related parties were approximately $71 and $56, respectively.  There were no additional sales of products and/or services to identified related parties during 2013.  Amounts due from these related parties at December 31, 2015 and 2014, were approximately $31 and $30, respectively and are reflected in accounts receivable – net, on the consolidated balance sheet.

Expenses

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the statement of consolidated operations and comprehensive loss during 2015 based on the services rendered (the remaining amount having been recorded by the Company during 2014). This arrangement was approved by the Audit Committee of the Board of Directors of the Company in connection with the appointment of Hans J. Sack to the Board of Directors of the Company. In March 2015, Hans J. Sack resigned from the Board of Directors of the Company to accept a position as President of the Company.

Separate from the consulting arrangement further described above, the Company has purchased certain raw materials and components, website design services and the corporate use of an airplane and leased office space from related parties under common control by the Chairman and CEO of the Company. During 2015, 2014 and 2013, purchases from these related parties were approximately $27, $90 and $185, respectively.  None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company prior to execution. Amounts due to these related parties at December 31, 2015, were approximately $15 of which approximately $1 and $14 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheet. Amounts due to these related parties at December 31, 2014, were approximately $29 of which approximately $1 and $28 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheet.

During 2013, the Company provided various services to several identified related parties under common control by the Chairman and CEO of the Company, primarily in the form of accounting, finance, information technology and human resource outsourcing.  The cost of these services was approximately $133 which were reimbursed to the Company by the respective related parties (recorded as a credit against selling, general and administrative expense in the statement of consolidated operations and comprehensive loss).  The provision of these services by the Company to the respective related parties was discontinued by the Company in 2013 following the closing of the initial public offering of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration.  The Company estimates the fair market value of the benefits received during the 2015 and 2014 were approximately $38 and $34, respectively.  There were no such benefits received during 2013.

Other

Refer to Note 9 for further discussion relating to the Company’s revolving credit facility with a related party and Note 20 for further discussion relating to two separate equity offerings in 2016, certain elements of which qualify as related party transactions.

Note 19. Segment, Product and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly-owned subsidiaries in the United States, Germany, Italy, Sweden and Japan.

Revenue by product for the year ended December 31 was as follows:

	2015	2014	2013
3D printing machines	$15,464	$22,792	$24,851
3D printed and other products, materials and services	24,889	21,108	14,629
	$40,353	$43,900	$39,480

Geographic information for revenue for the year ended December 31 was as follows (based on the country where the sale originated):

	2015	2014	2013
United States	$19,817	$21,115	$14,596
Germany	14,174	18,118	14,744
Japan	5,613	4,623	10,140
Italy	684	44	—
Sweden	65	—	—
	$40,353	$43,900	$39,480

Geographic information for long-lived assets at December 31 was as follows (based on the physical location of assets):

	2015	2014
United States	$20,984	$20,334
Germany	27,417	28,522
Japan	5,210	4,978
Italy	1,213	1,464
Sweden	8	—
	$54,832	$55,298

Note 20. Subsequent Events

At Market Issuance Offering

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV will act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common equity in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of this transaction were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the distribution agreement require a 3.0% commission on the sale of common equity shares under the ATM and a reimbursement of certain legal expenses of approximately $25.  Through March 22, 2016, the Company sold 91,940 shares under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds of approximately $843.  Net proceeds to the Company from the sale of shares under the ATM during this time period were approximately $595 (after deducting offering costs of approximately $248, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of shares under the ATM).

Registered Direct Offering to a Related Party

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common equity at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016).  The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of shares under the terms identified, the independent members of the Board of Directors also approved the termination of the Company’s revolving credit facility with RHI Investments, LLC (Note 9).  Gross proceeds from the sale of shares in this offering were approximately $13,000.  Net proceeds to the Company from the sale of shares in this offering were approximately $12,447 (after deducting offering costs of approximately $553).

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described above.

The ExOne Company and Subsidiaries

Supplemental Quarterly Financial Information (unaudited)

(in thousands, except per-share amounts)

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue - third party	$16,057	$8,712	$7,358	$6,791
Revenue - related party	141	152	1,140	2
Total	$16,198	$8,864	$8,498	$6,793
Gross profit	$6,069	$1,169	$1,105	$—
Net loss attributable to ExOne	$(1,219)	$(10,077)	$(6,898)	$(7,671)
Net loss attributable to ExOne per common share*:
Basic	$(0.08)	$(0.70)	$(0.48)	$(0.53)
Diluted	$(0.08)	$(0.70)	$(0.48)	$(0.53)

	For the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue - third party	$14,926	$9,640	$11,200	$7,263
Revenue - related party	839	9	1	22
Total	$15,765	$9,649	$11,201	$7,285
Gross profit	$3,855	$2,487	$2,496	$1,619
Net loss attributable to ExOne	$(7,200)	$(4,451)	$(4,665)	$(5,527)
Net loss attributable to ExOne per common share*:
Basic	$(0.50)	$(0.31)	$(0.32)	$(0.38)
Diluted	$(0.50)	$(0.31)	$(0.32)	$(0.38)

*	Per-share amounts are calculated independently for each quarter presented; therefore the sum of the quarterly per-share amounts may not equal the per-share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2015, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which are described below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2015, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weaknesses in internal control over financial reporting is as follows:

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

The design and operating effectiveness of internal controls related to our information technology systems was not sufficient to allow for accurate and timely reporting of our consolidated financial results. Each of our primary locations (United States, Germany, Italy, Sweden and Japan) utilizes separate and distinct information technology platforms to record, process and summarize transactions. As a result, our process to consolidate and report financial information is substantially a manual process and inherently subject to error.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, due to the existence of identified material weaknesses.

As a result of material weaknesses identified, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During 2015, with the oversight of executive management and the Audit Committee of our Board of Directors, we continued to take steps and additional measures to remediate the underlying causes of our identified material weaknesses including:

(i)

Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes, improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary. This process began in mid-2014 and we expect it to continue during 2016 and beyond as a means of continuous improvement.

(ii)

Evaluating our information technology systems to further integrate existing systems or invest in improvements to our technology sufficient to generate accurate and timely financial information. On January 1, 2015, we implemented the first phase of a new ERP system for our Europe operations. Despite certain difficulties encountered in the initial implementation phase of this project, resulting in a delay of the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we believe that this system, when fully implemented, provides a substantial upgrade in operational and financial reporting as compared to our legacy systems. We continue to address the difficulties encountered in the initial implementation in a variety of ways, including through the direct hire of personnel and collaboration with external consultants, both with system expertise, in an effort to resolve identified issues in a timely and efficient manner. Our 2016 information technology plan includes additional upgrades or enhancements of this system, as well as our other existing information technologies (including the addition of a global consolidation software) with the overall goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

(iii)

Continuing to add financial personnel with adequate knowledge and experience in GAAP. In 2015, we hired a new Chief Financial Officer and new Heads of Accounting and Controlling for our Europe operations, each of whom possess extensive knowledge of GAAP and experience in working with or for a United States based multi-national operation. As part of our redesign of our global reporting structure and responsibilities, we have added additional personnel (both temporary and permanent) with requisite GAAP experience to both our United States and Europe operations during 2015.  We do not expect a further significant investment in personnel in 2016.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2016, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2016, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information (i) under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II Item 5 of this Annual Report on Form 10-K and (ii) under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2016, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Independence of the Board of Directors and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2016, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2016, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015.

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

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer

Date:	March 22, 2016

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ S. Kent Rockwell	March 22, 2016	Chief Executive Officer; Director (Principal Executive Officer)

/s/ Brian W. Smith	March 22, 2016	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Lloyd A. Semple	March 22, 2016	Director

/s/ John Irvin	March 22, 2016	Director

/s/ Raymond J. Kilmer	March 22, 2016	Director

/s/ Victor Sellier	March 22, 2016	Director

/s/ Bonnie K. Wachtel	March 22, 2016	Director

/s/ William Strome	March 22, 2016	Director

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

Exhibit Number	Description	Method of Filing

2.1	Asset Purchase Agreement dated March 27, 2013 between ExOne Americas LLC (f/k/a ProMetal RCT, LLC) and Troy Metal Fabricating, LLC.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 29, 2013.

2.2	Asset Purchase Agreement dated March 27, 2013 between ExOne Americas LLC (f/k/a ProMetal RCT, LLC) and Lone Star Metal Fabrication, LLC.	Incorporated by reference to Exhibit 2.2 to Form 8-K (#001-35806) filed on March 29, 2013.

2.3	Asset Purchase Agreement dated March 3, 2014 by and between ExOne Americas LLC, Machin-A-Mation Corporation, Metal Links, LLC and William R. Dega.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 7, 2014.

2.4	Purchase and Assignment Contract dated March 6, 2014 between Reinhard Schulze and ExOne GmbH.	Incorporated by reference to Exhibit 2.2 to Form 8-K (#001-35806) filed on March 7, 2014.

2.5	Real Estate Sale and Purchase Agreement dated May 29, 2014 by and between Dusty YK and ExOne KK.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on June 2, 2014.

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws, as amended through August 19, 2013.	Filed herewith.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

10.1	Amended and Restated Exclusive Patent License Agreement dated January 1, 2011 between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.2	First Amendment dated January 22, 2013, to the Amended and Restated Exclusive Patent License Agreement dated January 1, 2011 between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.3	Employment Agreement dated June 1, 2012 between the Company and S. Kent Rockwell.*	Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.4	Employment Agreement dated December 23, 2013 between the Company and Rainer Hoechsmann.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on December 23, 2013.

10.5	Managing Director Contract dated December 23, 2013 between the Company and Rainer Hoechsmann.*	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on December 23, 2013.

10.6	Employment Agreement dated March 7, 2013 between the Company and JoEllen Lyons Dillon.*	Incorporated by reference to Exhibit 10.17 to Form 10-K (#001-35806) filed on March 29, 2013.

10.7	Letter dated March 10, 2015 from the Company to Hans J. Sack.*	Incorporated by reference to Exhibit 10-.1 to Current Report on Form 8-K (#001-35806) filed on March 13, 2015.

10.8	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.9	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.10	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.11	Form of Stock Bonus Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) for year ended December 31, 2013 filed on March 20, 2014.

10.12	2015 ExOne Umbrella Annual Incentive Plan under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.13 to Form 10-K (#001-35806) for year ended December 31, 2014 filed on March 26, 2015.

10.13	Overdraft Facility dated September 18, 2015 between Sparkasse and ExOne GmbH.	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on October 27, 2015.

10.14	Credit Agreement dated October 23, 2015 among the Company, ExOne Americas LLC, ExOne GmbH and RHI Investments, LLC.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on October 27, 2015.

10.15

Leasing Contract, Agreement Concerning Use of Machine, Sale and Leaseback Agreement dated November 21, 2012 between ExOne GmbH and Deutsche-Leasing für Sparkassen und Mittelstand GmbH (translated from German).

Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.16	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.17	Statement of Work dated March 6, 2014 among the Company, ExOne GmbH and proALPHA Consulting GmbH.	Incorporated by reference to Exhibit 1.1 to Form 8-K (#001-35806) filed on March 11, 2014.

10.18	At Market Issuance Sales Agreement dated January 8, 2016 among the Company, FBR Capital Markets & Co. and MLV & Co. LLC.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

10.19	Subscription Agreement dated January 10, 2016 among the Company, Rockwell Forest Products, Inc. and S. Kent Rockwell (solely for purposes of being bound by Section 4.5 thereof).	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Baker Tilly Virchow Krause, LLP.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Interactive Data File.	Filed herewith.

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