Form 10-Q
period 2016-03-31
ExOne Co
filed 2016-05-10
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, 16,067,620 shares of common stock, par value $0.01, were outstanding.

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

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended
	March 31,
	2016	2015
Revenue
Revenue - third party	$8,379	$6,791
Revenue - related party	35	2
	8,414	6,793
Cost of sales	6,538	6,793
Gross profit	1,876	—
Operating expenses
Research and development	1,893	1,734
Selling, general and administrative	5,325	6,118
	7,218	7,852
Loss from operations	(5,342)	(7,852)
Other expense (income)
Interest expense	232	28
Other (income) expense - net	(93)	(150)
	139	(122)
Loss before income taxes	(5,481)	(7,730)
Benefit for income taxes	(4)	(59)
Net loss	$(5,477)	$(7,671)
Net loss per common share:
Basic	$(0.35)	$(0.53)
Diluted	$(0.35)	$(0.53)
Comprehensive loss:
Net loss	$(5,477)	$(7,671)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,048	(5,348)
Comprehensive loss	$(3,429)	$(13,019)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,265	$19,342
Accounts receivable - net of allowance of $1,975 (2016) and $1,920 (2015)	5,039	9,368
Inventories - net	19,388	19,839
Prepaid expenses and other current assets	2,325	2,918
Total current assets	58,017	51,467
Property and equipment - net	56,775	54,832
Other noncurrent assets	1,570	1,659
Total assets	$116,362	$107,958
Liabilities
Current liabilities:
Current portion of long-term debt	$139	$138
Current portion of capital leases	84	82
Accounts payable	2,210	3,231
Accrued expenses and other current liabilities	5,627	6,410
Deferred revenue and customer prepayments	7,465	7,103
Total current liabilities	15,525	16,964
Long-term debt - net of current portion	1,777	1,812
Capital leases - net of current portion	61	81
Other noncurrent liabilities	1	28
Total liabilities	17,364	18,885
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 15,992,785 (2016) and 14,446,967 (2015) shares issued and outstanding	160	144
Additional paid-in capital	169,965	156,627
Accumulated deficit	(59,640)	(54,163)
Accumulated other comprehensive loss	(11,487)	(13,535)
Total stockholders' equity	98,998	89,073
Total liabilities and stockholders' equity	$116,362	$107,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Quarter Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(5,477)	$(7,671)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	1,413	1,218
Deferred income taxes	(27)	(79)
Equity-based compensation	312	403
Provision for bad debts	5	(128)
Amortization of debt issuance costs	204	—
Changes in fair value of contingent consideration	—	3
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	4,494	2,628
Increase in inventories	(312)	(1,916)
Decrease (increase) in prepaid expenses and other assets	469	(489)
(Decrease) increase in accounts payable	(1,091)	1,267
Decrease in accrued expenses and other liabilities	(1,005)	(328)
Increase in deferred revenue and customer prepayments	23	996
Cash used for operating activities	(992)	(4,096)
Investing activities
Capital expenditures	(180)	(1,769)
Cash used for investing activities	(180)	(1,769)
Financing activities
Net proceeds from issuance of common stock - Registered direct offering to a related party	12,461	—
Net proceeds from issuance of common stock - At the market offerings	596	—
Payments on long-term debt	(34)	(32)
Payments on capital and financing leases	(20)	(125)
Cash provided by (used for) financing activities	13,003	(157)
Effect of exchange rate changes on cash and cash equivalents	92	(79)
Net change in cash and cash equivalents	11,923	(6,101)
Cash and cash equivalents at beginning of period	19,342	36,202
Cash and cash equivalents at end of period	$31,265	$30,101
Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$—	$13
Property and equipment included in accrued expenses and other current liabilities	$50	$—
Common stock offering costs included in accrued expenses and other current liabilities	$15	$—
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,459	$2,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

	Common stock
	Shares	$	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(7,671)	—	(7,671)
Other comprehensive loss	—	—	—	—	(5,348)	(5,348)
Equity-based compensation	—	—	403	—	—	403
Common stock issued from equity incentive plan	11	—	—	—	—	—
Balance at March 31, 2015	14,428	$144	$155,305	$(35,969)	$(13,551)	$105,929
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(5,477)	—	(5,477)
Other comprehensive income	—	—	—	—	2,048	2,048
Equity-based compensation	—	—	312	—	—	312
Common stock issued from equity incentive plan	30	—	—	—	—	—
Balance at March 31, 2016	15,993	$160	$169,965	$(59,640)	$(11,487)	$98,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne Property GmbH (Germany); MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); ExOne KK (Japan); ExOne Italy S.r.l (Italy); and effective in July 2015, ExOne Sweden AB (Sweden). Collectively, the consolidated group is referred to as the “Company”.

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes all disclosures required by GAAP.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) as issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed below were assessed and determined to be either not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019, or January 1, 2018, in the event that the Company no longer qualifies as an EGC.  Early adoption is permitted, but the Company may adopt the changes no earlier than January 1, 2017 (regardless of EGC status). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to principal versus agent considerations in an arrangement. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to identifying performance obligations in an arrangement and accounting for licensing arrangements. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, this ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. This ASU becomes effective for the Company on December 31, 2016. Subsequent to adoption, this ASU will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements of the Company in a given reporting period.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” Further, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with an exception for line of credit arrangements. Amortization of debt issuance costs will continue to be reported as interest expense. This ASU becomes effective for the Company on December 31, 2016. Early adoption is permitted. The ASU will be applied retrospectively to each prior period presented. Management has determined that the adoption of this ASU will not have a significant impact on the consolidated financial statements of the Company.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This ASU requires inventories to be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU becomes effective for the Company on January 1, 2017. Early adoption is permitted. The ASU will be applied prospectively in the interim or annual period adopted. Management has determined that the adoption of this ASU will not have an impact on the consolidated financial statements of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases.” As a result of this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. As a result of this ASU, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of accounting for equity-based compensation, including (i) accounting for income taxes, (ii) accounting for pre-vesting forfeitures and (iii) certain classification and disclosure elements. This ASU becomes effective for the Company on January 1, 2018. Early adoption is permitted. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

Note 2. Liquidity

On February 6, 2013, the Company commenced an initial public offering of 6,095,000 shares of its common stock at a price to the public of $18.00 per share, of which 5,483,333 shares of common stock were sold by the Company and 611,667 shares of common stock were sold by a selling stockholder (including consideration of the exercise of the underwriters’ over-allotment option). Following completion of the offering on February 12, 2013, the Company received net proceeds of approximately $91,996 (net of underwriting commissions).

On September 9, 2013, the Company commenced a secondary public offering of 3,054,400 shares of its common stock at a price to the public of $62.00 per share, of which 1,106,000 shares of common stock were sold by the Company and 1,948,400 shares of common stock were sold by selling stockholders (including consideration of the exercise of the underwriters’ over-allotment option). Following completion of the offering on September 13, 2013, the Company received net proceeds of approximately $65,315 (net of underwriting commissions).

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of the Board of

Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843.  Net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). At March 31, 2016, approximately $1 in offering costs is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The Company’s ongoing ability to issue and sell shares of common stock under the ATM is dependent on its ability to use its shelf Registration Statement on Form S-3 (the “Shelf”), as filed on April 10, 2015. As a result of the Company’s delinquent filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, the Company’s offerings and sales under the Shelf (and therefore the ATM) are currently suspended. The Company expects to regain its eligibility to use its Shelf in July 2016.

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016).  The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, a separate sub-committee of independent members of the Board of Directors of the Company approved the termination of the Company’s revolving credit facility with RHI Investments, LLC.  Following completion of the registered direct offering on January 13, 2016, the Company received gross proceeds of approximately $13,000.  Net proceeds to the Company from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553). At March 31, 2016, approximately $14 in offering costs are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $5,477 for the quarter ended March 31, 2016. As noted above, the Company has received unrestricted net proceeds from the sale of its common stock of approximately $170,353 to fund its operations. At March 31, 2016, the Company had approximately $31,265 in cash and cash equivalents.

Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operating plan. If management anticipates that the Company’s actual results will differ from its operating plan, management believes it has sufficient capabilities to enact cost savings measures to preserve capital. Further, the Company may seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended
	March 31,
Foreign currency translation adjustments	2016	2015
Balance at beginning of period	$(13,535)	$(8,203)
Other comprehensive income (loss)	2,048	(5,348)
Balance at end of period	$(11,487)	$(13,551)

Foreign currency translation adjustments consist of (i) the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (United States dollar) and (ii) certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated in the foreseeable future.

There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for either of the periods presented.

Note 4. Loss Per Share

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

As the Company incurred a net loss during each of the quarters ended March 31, 2016 and 2015, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (205,803  – 2016 and 207,803 – 2015) and unvested restricted stock issued (74,835  – 2016 and 92,503 – 2015), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended
	March 31,
	2016	2015
Net loss	$(5,477)	$(7,671)
Weighted average shares outstanding (basic and diluted)	15,745,354	14,423,237
Net loss per common share:
Basic	$(0.35)	$(0.53)
Diluted	$(0.35)	$(0.53)

Note 5. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials and components	$9,744	$9,467
Work in process	4,772	6,048
Finished goods	4,872	4,324
	$19,388	$19,839

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

At March 31, 2016 and December 31, 2015, the allowance for slow-moving and obsolete inventories was approximately $1,928 and $1,909, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at both March 31, 2016 and December 31, 2015, is approximately $507 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

Note 6. Impairment

During the quarter ended March 31, 2016, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

For purposes of testing long-lived assets for recoverability, the Company operates as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held for use, the Company determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets. The Company proceeded to determine the fair value of its long-lived assets held for use, principally through use of the market approach. The Company’s use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended
	March 31,
	2016	2015
Equity-based compensation expense recognized:
Incentive stock options	$103	$195
Restricted stock	209	208
Total equity-based compensation expense before income taxes	312	403
Benefit for income taxes*	—	—
Total equity-based compensation expense net of income taxes	$312	$403
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2016, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $291 for incentive stock options (“ISOs”) and $931 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

The activity for ISOs for the quarters ended March 31, 2016 and 2015, was as follows:

	Quarter Ended March 31,
	2016			2015
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	210,970	$17.43	$10.67	215,137	$17.35	$10.62
ISOs granted	—	$—	$—	—	$—	$—
ISOs exercised	—	$—	$—	—	$—	$—
ISOs forfeited	(4,334)	$15.74	$9.60	(7,334)	$17.54	$11.03
ISOs expired	(833)	$18.00	$11.03	—	$—	$—
Outstanding at end of period	205,803	$17.39	$10.65	207,803	$17.34	$10.61
ISOs exercisable at end of period	170,470	$17.74	$10.86	96,472	$18.00	$11.03
ISOs expected to vest at end of period	31,358	$15.74	$9.60	106,248	$16.79	$10.26

At March 31, 2016, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and expected to vest at March 31, 2016, was approximately 7.1 years and 8.7 years, respectively. There were no exercises during the quarter ended March 31, 2016 or the quarter ended March 31, 2015.

The activity for restricted stock for the quarters ended March 31, 2016 and 2015, was as follows:

	Quarter Ended March 31,
	2016		2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	77,670	$19.57	80,834	$22.78
Restricted stock granted	27,500	$8.90	22,500	$14.17
Restricted stock vested	(30,001)	$21.51	(10,831)	$34.80
Restricted stock forfeited	(334)	$62.53	—	$—
Outstanding at end of period	74,835	$14.68	92,503	$19.28
Restricted stock expected to vest at end of period	74,835	$14.68	92,503	$19.28

*	Restricted stock vesting during the quarters ended March 31, 2016 and 2015, had a fair value of approximately $271 and $158, respectively.

Note 9. Income Taxes

The benefit for income taxes for the quarters ended March 31, 2016 and 2015 was ($4) and ($59), respectively. The Company has completed a discrete period computation of its benefit for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended March 31, 2016 and 2015 was 0.1% (benefit on a loss) and 0.8% (benefit on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits in jurisdictions in which it operates. As such, any benefit from deferred taxes in either quarterly period has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on (i) recent historical operating results, (ii) the expected timing of reversal of temporary differences, (iii) various tax planning strategies that the Company may be able to enact in future periods, (iv) the impact of potential operating changes on the business and (v) forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors, a reversal of existing valuation allowances may occur.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At March 31, 2016 and December 31, 2015, the liability for uncertain tax positions was approximately $813 and $781, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. At March 31, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $211 and $195, respectively, which were fully offset against net operating loss carryforwards. At March 31, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $347 and $285, respectively, which were fully offset against net operating loss carryforwards. At March 31, 2016, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities.

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

At March 31, 2016 and December 31, 2015, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	March 31,		December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$31,265	$31,265	$19,342	$19,342
Current portion of long-term debt	$139	$139	$138	$138
Current portion of capital leases	$84	$84	$82	$82
Long-term debt - net of current portion	$1,777	$1,772	$1,812	$1,800
Capital leases - net of current portion	$61	$61	$81	$81

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

Note 11. Concentration of Credit Risk

During the quarters ended March 31, 2016 and 2015, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended March 31, 2016 and 2015, the Company’s five most significant customers represented approximately 38.2% and 23.5% of total revenue, respectively. At March 31, 2016 and December 31, 2015, accounts receivable from the Company’s five most significant customers were approximately $1,937 and $4,808, respectively.

Note 12. Related Party Transactions

Revolving Credit Facility with a Related Party

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by the Chairman and CEO of the Company. Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors).  The Company incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, the Company delivered notice to RHI of its intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by the Chairman and CEO of the Company. There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, the Company settled its remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, the Company recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

Other

Refer to Note 2 for further discussion relating to two separate equity offerings during the quarter ended March 31, 2016, certain elements of which qualify as related party transactions.

Revenues

Sales of products and/or services to related parties for the quarters ended March 31, 2016 and 2015 were approximately $35 and $2, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due from related parties at March 31, 2016 and December 31, 2015, were approximately $19 and $151, respectively and are reflected in accounts receivable – net, in the accompanying condensed consolidated balance sheet. At March 31, 2016 and December 31, 2015, the Company continued to defer approximately $17 and $37, respectively, of consideration associated with sales to related parties for which products and/or services remain undelivered to the customer, with such amounts reflected in deferred revenue and customer prepayments in the accompanying condensed consolidated balance sheet.

Expenses

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the condensed statement of consolidated operations and comprehensive loss during the quarter ended March 31, 2015, based on the services rendered (the remaining amount having been recorded by the Company during the quarter ended December 31, 2014). This arrangement was approved by the Audit Committee of the Board of Directors of the Company in connection with the appointment of Hans J. Sack to the Board of Directors of the Company. In March 2015, Hans J. Sack resigned from the Board of Directors of the Company to accept a position as President of the Company.

Separate from the consulting arrangement further described above, the Company has purchased website design services and the corporate use of an airplane and leased office space from related parties under common control by the Chairman and CEO of the Company. The cost of these products and/or services for the quarters ended March 31, 2016 and 2015 were approximately $4 and $9, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due to these related parties at March 31, 2016, were approximately $1 which is reflected in accounts payable in the accompanying condensed consolidated balance sheet. Amounts due to these related parties at December 31, 2015, were approximately $15 of which approximately $1 and $14 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying condensed consolidated balance sheet.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration. The Company estimates the fair market value of the benefits received during the quarters ended March 31, 2016 and 2015 were approximately $2 and $17, respectively.

Note 13. Subsequent Events

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. The Company expects to incur a charge associated with these actions (including certain lease termination and other contractual termination costs, employee termination costs and asset impairments) of approximately $500 during the quarter ended June 30, 2016. Final amounts are subject to continuing negotiation with third parties and completion of certain planned asset disposals.

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

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of three dimensional (“3D”) printing machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increases in operating expenses and expenses relating to proposed investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; individual customer contractual requirements; the scope, nature or impact of alliances and strategic investments and our ability to integrate strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; the impact of market conditions and other factors on the carrying value of long-lived assets; and our ability to continue as a going concern.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of PSCs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading printing capacity (as measured by build box size and printhead speed) uniquely position us to serve the needs of industrial customers.

Recent Developments

Our results of operations for the quarter ended March 31, 2016, were negatively affected by a low level of sales of 3D printing machines and as a result, our gross profit was negatively affected. Overall, our cost of sales and operating expenses have stabilized following the transition and expansion of certain of our global facilities and the deployment of our new enterprise resource planning (“ERP”) system (both of which were finalized during 2015). Further, we experienced higher interest expense during the quarter ended March 31, 2016, as a result of the termination of our revolving credit facility with a related party (see further discussion below). During the quarter ended March 31, 2016, our liquidity improved as a result of certain financing transactions (our registered direct offering to a related party and ATM offerings of our common stock), an improvement in our cash flows from operations and a reduction in our capital expenditures.

In April 2016, we committed to a plan to consolidate certain of our 3D printing operations in our Auburn, Washington facility into our North Las Vegas, Nevada facility and reorganize certain of our corporate departments as part of our 2016 operating plan. We expect to incur a charge associated with these actions (including certain lease termination and other contractual termination costs, employee termination costs and asset impairments) of approximately $500 during the quarter ended June 30, 2016. Final amounts are subject to continuing negotiation with third parties and completion of certain planned asset disposals.

During the quarter ended March 31, 2016, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

For purposes of testing long-lived assets for recoverability, we operate as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held for use, we determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets. We proceeded to determine the fair value of our long-lived assets held for use, principally through use of the market approach. Our use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

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

Note the following highlights for the quarter ended March 31, 2016:

•

ATM offerings.  In January 2016, we announced our ATM with FBR and MLV pursuant to which FBR and MLV will act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act.  During the quarter ended March 31, 2016, we sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to us of approximately $843. Net proceeds to us from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM).

•

Registered direct offering to a related party.  In January 2016, we announced our entry into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016). Following completion of the registered direct offering on January 13, 2016, we received gross proceeds of approximately $13,000.  Net proceeds to us from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553).

Outlook

Our 2016 priorities include the following:

•

Accelerate the adoption rate of binder jetting. In 2015 we introduced several new technologies, including new machine platforms (Exerial and Innovent) and applications for both direct printing and indirect printing (in the form of new material sets and/or printing processes or refinements). We also significantly expanded our global installed base of machines by delivering to our customers a record number of our 3D printing machines. In 2016 we plan to continue our growth at an accelerated rate building off of our 2015 successes as we further proliferate use of binder jetting in additive manufacturing.

•

Increase our facility utilization. With our 2015 global facilities transition and expansions completed, we are focusing our efforts on optimizing the utilization of our facilities in an effort to maximize our cost absorption and our gross profit from each of our product lines.

•

Lower our breakeven point. We are focused on scaling our business with an eye toward profitable growth. This includes a mix of growing our revenues from each of our product lines through the accelerated adoption rate of binder jetting technologies, increasing our facility utilization and effectively managing our operating expenses through targeted investment of our research and development spending and strategic review of our selling, general and administrative expenses.

•

Enhance our working capital management. In addition to our operational plans, we expect to build on our existing liquidity through enhanced working capital management, principally in the form of efficiently managing cash flows from customers from the sale of our products and improving our net cash flows from inventories.

Backlog

At March 31, 2016, our backlog was approximately $16,400 of which approximately $15,500 is expected to be fulfilled during the next twelve months. At December 31, 2015, our backlog was approximately $16,500.

Results of Operations

Net Loss

Net loss for the quarter ended March 31, 2016, was $5,477, or $0.35 per basic and diluted share, compared with a net loss of $7,671 or $0.53 per basic and diluted share, for the quarter ended March 31, 2015. The decrease in our net loss was principally due to an increase in our revenues and gross profit principally based on a favorable mix of revenues from 3D printing machines and an increase in revenues from 3D printed and other products, materials and services driven by volumes, coupled with the elimination of certain production inefficiencies experienced during the quarter ended March 31, 2015 as a result of our global facilities transition and expansion activities and ERP system deployment. In addition, we experienced a net reduction in operating expenses, driven by a net decrease in selling, general and administrative expenses, primarily as a result of a reduction in consulting and professional fees, offset by net changes in our provision for bad debts, all of which was offset by an increase in research and development costs, mostly attributable to certain material costs incurred in connection with machine development and material qualification activities.

Revenue

The following table summarizes revenue by product line:

	Quarter Ended
	March 31,
	2016		2015
3D printing machines
3D printing machines - third party	$2,178	25.9%	$1,082	15.9%
3D printing machines - related party	—	0.0%	—	0.0%
	2,178	25.9%	1,082	15.9%
3D printed and other products, materials and services
3D printed and other products, materials and services - third party	6,201	73.7%	5,709	84.1%
3D printed and other products, materials and services - related party	35	0.4%	2	0.0%
	6,236	74.1%	5,711	84.1%
	$8,414	100.0%	$6,793	100.0%

Revenue for the quarter ended March 31, 2016, was $8,414 compared with revenue of $6,793 for the quarter ended March 31, 2015, an increase of $1,621, or 23.9%. The increase in revenue was as a result of increases to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from a favorable mix of units sold (our S-Max+ unit sold during the quarter ended March 31, 2016, yielding a higher selling value than the combined value of the M-Flex and X1-Lab units sold during the quarter ended March 31, 2015) and an increase in the contribution to revenues from 3D printing machine leasing activities. The increase in revenues from 3D printed and other products, materials and services resulted from an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, based on higher PSC volumes, an overall increase in materials and service revenues associated with an increased global installed base of our 3D printing machines and an increase in revenues derived from certain contractual research and development activities.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a description of 3D printing machines by type):

	Quarter Ended
	March 31,
	2016	2015
3D printing machine units sold:
S-Max+	1	—
M-Flex	—	1
X1-Lab	—	1
	1	2

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2016, was $6,538 compared with cost of sales of $6,793 for the quarter ended March 31, 2015, a decrease of $255, or 3.8%. The decrease in cost of sales was primarily due to production inefficiencies experienced during the quarter ended March 31, 2015, as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our ERP system (effective January 1, 2015). This decrease more than offset increases in our variable cost of sales associated with our increased revenues.

Gross profit for the quarter ended March 31, 2016, was $1,876 compared with gross profit of $0 for the quarter ended March 31, 2015. Gross profit percentage was 22.3% for the quarter ended March 31, 2016, compared with 0.0% for the quarter ended March 31, 2015. The increase in gross profit was the result of the increase in revenues and decrease in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended March 31, 2016, were $1,893 compared with research and development expenses of $1,734 for the quarter ended March 31, 2015, an increase of $159, or 9.2%. The increase in research and development expenses was primarily due to an increase in costs associated with materials qualification and machine development activities, principally materials usage for both our direct and indirect printing applications.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended March 31, 2016, were $5,325 compared with selling, general and administrative expenses of $6,118 for the quarter ended March 31, 2015, a decrease of $793, or 13.0%. The decrease in selling, general and administrative expenses was principally due to a decrease in consulting and professional fees (including costs associated with the deployment of our ERP system during 2015), offset by net changes in our provision for bad debts (a nominal provision versus net recoveries in the corresponding period).

Interest Expense

Interest expense for the quarter ended March 31, 2016, was $232 compared with interest expense of $28 for the quarter ended March 31, 2015, an increase of $204, or 728.6%. The increase in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended March 31, 2016, was ($93) compared with other (income) expense – net of ($150) for the quarter ended March 31, 2015, a decrease of $57. The decrease in other (income) expense – net was principally due to a decrease in net currency exchange gains on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future, for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015.

Benefit for Income Taxes

The benefit for income taxes for the quarters ended March 31, 2016 and 2015, was ($4) and ($59), respectively. The effective tax rate for the quarters ended March 31, 2016 and 2015, was 0.1% (benefit on a loss) and 0.8% (benefit on a loss), respectively. For each of the quarters ended March 31, 2016 and 2015, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $5,477 for the quarter ended March 31, 2016. In connection with the completion of our initial public offering and subsequent secondary offerings, we received unrestricted net proceeds from the sale of our common stock of approximately $170,353 to fund our operations. At March 31, 2016, we had approximately $31,265 in cash and cash equivalents.

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives or a combination thereof.

Revolving Credit Facility with a Related Party

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into the Credit Agreement with RHI, a related party, on a $15,000 revolving credit facility to (i) assist us in our efforts to finance customer acquisition of our 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by our Chairman and CEO. Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors). We incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, we delivered notice to RHI of our intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by our Chairman and CEO (see further discussion below). There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, we settled the remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, we recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

ATM Offerings

On January 8, 2016, we announced that we had entered into an ATM with FBR and MLV pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act. Both FBR and MLV have been identified as related parties to us on the basis of significant influence in that a member of our Board of Directors also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, we sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to us of approximately $843.  Net proceeds to us from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). At March 31, 2016, approximately $1 in offering costs is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Our ongoing ability to issue and sell common stock under the ATM is dependent on our ability to use our Shelf, as filed on April 10, 2015. As a result of our delinquent filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, our offerings and sales under the Shelf (and therefore the ATM) are currently suspended. We expect to regain our eligibility to use our Shelf in July 2016.

Registered Direct Offering to a Related Party

On January 11, 2016, we announced that we had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016).  The terms of this transaction were reviewed and approved by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors). The sub-committee of independent members of our Board of Directors were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, the independent members of our Board of Directors also approved the termination of our revolving credit facility with RHI (see further discussion above).  Following completion of the registered direct offering on January 13, 2016, we received gross proceeds of approximately $13,000.  Net proceeds to us from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553). At March 31, 2016, approximately $14 in offering costs are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Cash Flows

The following table summarizes the significant components of cash flows for each of the quarters ended March 31 and our cash and cash equivalents balance at March 31, 2016 and December 31, 2015:

	2016	2015
Cash used for operating activities	$(992)	$(4,096)
Cash used for investing activities	(180)	(1,769)
Cash provided by (used for) financing activities	13,003	(157)
Effect of exchange rate changes on cash and cash equivalents	92	(79)
Net change in cash and cash equivalents	$11,923	$(6,101)

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$31,265	$19,342

Operating Activities

Cash used for operating activities for the quarter ended March 31, 2016, was $992 compared with $4,096 for the quarter ended March 31, 2015. The decrease of $3,104, or 75.8%, was mostly attributed to an increase in cash flows associated with a reduction in our net loss and from net changes in assets and liabilities. Increases attributable to net changes in assets and liabilities were principally impacted by increased cash inflows from accounts receivable from customers and deferred revenue and customer prepayments based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines) and a reduction in net cash outflows associated with inventories (as part of our working capital management strategy). These increases were offset by net cash outflows associated with prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities based on the timing of payment to vendors.

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2016, was $180 compared with $1,769 for the quarter ended March 31, 2015. The decrease of $1,589, or 89.8%, was attributed to a decrease in capital expenditures (principally due to a reduction in spending for facility expansions).

We expect our remaining 2016 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $1,500 to $2,500).

Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2016, was $13,003 compared with cash used for financing activities of $157 for the quarter ended March 31, 2015.

Sources of cash for the quarter ended March 31, 2016, included net proceeds from the issuance of common stock (see further discussion above). Uses of cash for the quarter ended March 31, 2016, included principal payments on outstanding debt and capital leases.

Uses of cash for the quarter ended March 31, 2015, included principal payments on outstanding debt and capital and financing leases.

Off Balance Sheet Arrangements

We are not a party to any material off balance sheet arrangements.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Foreign currency assets and liabilities are translated into their United States dollar equivalents based on period end spot exchange rates, and are included in stockholders’ equity as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, which are included in accumulated other comprehensive loss in the condensed consolidated balance sheet.

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 56.4% and 57.3% of our consolidated revenue was derived from transactions outside the United States for the quarters ended March 31, 2016 and 2015, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter ended March 31, 2016, would result in an increase (decrease) in revenue of approximately $500. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At March 31, 2016, we held approximately $31,265 in cash and cash equivalents of which approximately $27,288 was held by our United States parent in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2016, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 22, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, with the oversight of executive management and the Audit Committee of our Board of Directors, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

•

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

•

Evaluating our information technology systems to further integrate existing systems or invest in improvements to our information technology sufficient to generate accurate and timely financial information. On January 1, 2015, we implemented the first phase of a new ERP system for our Europe operations. Despite certain difficulties encountered in the initial implementation phase of this project, resulting in a delay of the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we believe that this system, when fully implemented, provides a substantial upgrade in operational and financial reporting as compared to our legacy systems. We continue to address the difficulties encountered in the initial implementation in a variety of ways, including through the direct hire of personnel and collaboration with external consultants, both with system expertise, in an effort to resolve identified issues in a timely and efficient manner. Our 2016 information technology plan includes additional upgrades or enhancements of this system, as well as our other existing information technologies (including the addition of a global consolidation software) with the overall goal of a simple, common and global platform for processing, recording and analyzing financial and operational data.

•

Streamlining our processes in evaluating transactions under GAAP. In 2015, we added or replaced several accounting and finance positions within the organization, specifically as it relates to our United States and Europe operations. While we do not expect a further significant investment in personnel in 2016, we do expect that the experience garnered by our 2015 personnel investments will result in better processes and procedures with respect to the application of GAAP.

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2016. As an EGC, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until such time that we no longer qualify as an EGC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 10, 2016

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