Form 10-Q
period 2016-06-30
ExOne Co
filed 2016-08-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, 16,067,620 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Revenue - third parties	$11,718	$7,358	$20,097	$14,149
Revenue - related parties	37	1,140	72	1,142
	11,755	8,498	20,169	15,291
Cost of sales	8,249	7,393	14,787	14,186
Gross profit	3,506	1,105	5,382	1,105
Operating expenses
Research and development	1,946	1,659	3,839	3,393
Selling, general and administrative	4,663	6,343	9,988	12,461
	6,609	8,002	13,827	15,854
Loss from operations	(3,103)	(6,897)	(8,445)	(14,749)
Other (income) expense
Interest expense	22	30	254	58
Other (income) expense - net	(205)	71	(298)	(79)
	(183)	101	(44)	(21)
Loss before income taxes	(2,920)	(6,998)	(8,401)	(14,728)
Provision (benefit) for income taxes	22	(100)	18	(159)
Net loss	$(2,942)	$(6,898)	$(8,419)	$(14,569)
Net loss per common share:
Basic	$(0.18)	$(0.48)	$(0.53)	$(1.01)
Diluted	$(0.18)	$(0.48)	$(0.53)	$(1.01)
Comprehensive loss:
Net loss	$(2,942)	$(6,898)	$(8,419)	$(14,569)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(249)	685	1,799	(4,663)
Comprehensive loss	$(3,191)	$(6,213)	$(6,620)	$(19,232)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,884	$19,342
Accounts receivable - net of allowance of $1,675 (2016) and $1,920 (2015)	5,234	9,368
Inventories - net	19,934	19,839
Prepaid expenses and other current assets	1,969	2,918
Total current assets	59,021	51,467
Property and equipment - net	55,012	54,832
Other noncurrent assets	1,438	1,659
Total assets	$115,471	$107,958
Liabilities
Current liabilities:
Current portion of long-term debt	$140	$138
Current portion of capital leases	85	82
Accounts payable	3,493	3,231
Accrued expenses and other current liabilities	5,008	6,410
Deferred revenue and customer prepayments	8,904	7,103
Total current liabilities	17,630	16,964
Long-term debt - net of current portion	1,742	1,812
Capital leases - net of current portion	41	81
Other noncurrent liabilities	9	28
Total liabilities	19,422	18,885
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 15,995,282 (2016) and 14,446,967 (2015) shares issued and outstanding	160	144
Additional paid-in capital	170,207	156,627
Accumulated deficit	(62,582)	(54,163)
Accumulated other comprehensive loss	(11,736)	(13,535)
Total stockholders' equity	96,049	89,073
Total liabilities and stockholders' equity	$115,471	$107,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(8,419)	$(14,569)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	2,862	2,489
Deferred income taxes	(29)	(206)
Equity-based compensation	554	822
(Recoveries) provision for bad debts	(271)	324
Loss from disposal of property and equipment	198	—
Amortization of debt issuance costs	204	—
Changes in fair value of contingent consideration	—	(193)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	4,652	6,134
Increase in inventories	(948)	(8,357)
Decrease in prepaid expenses and other assets	823	89
Increase in accounts payable	208	1,914
Decrease in accrued expenses and other liabilities	(1,551)	(527)
Increase in deferred revenue and customer prepayments	1,550	3,974
Cash used for operating activities	(167)	(8,106)
Investing activities
Capital expenditures	(331)	(2,831)
Proceeds from sale of property and equipment	44	—
Cash used for investing activities	(287)	(2,831)
Financing activities
Net proceeds from issuance of common stock - Registered direct offering to a related party	12,447	—
Net proceeds from issuance of common stock - At the market offerings	595	—
Payments on long-term debt	(68)	(65)
Payments on capital and financing leases	(41)	(194)
Cash provided by (used for) financing activities	12,933	(259)
Effect of exchange rate changes on cash and cash equivalents	63	(226)
Net change in cash and cash equivalents	12,542	(11,422)
Cash and cash equivalents at beginning of period	19,342	36,202
Cash and cash equivalents at end of period	$31,884	$24,780
Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$20	$234
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,997	$2,506
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$682	$149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

	Common stock
	Shares	$	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(14,569)	—	(14,569)
Other comprehensive loss	—	—	—	—	(4,663)	(4,663)
Equity-based compensation	—	—	822	—	—	822
Common stock issued from equity incentive plan	11	—	—	—	—	—
Balance at June 30, 2015	14,428	$144	$155,724	$(42,867)	$(12,866)	$100,135
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(8,419)	—	(8,419)
Other comprehensive income	—	—	—	—	1,799	1,799
Equity-based compensation	—	—	554	—	—	554
Common stock issued from equity incentive plan	32	—	—	—	—	—
Balance at June 30, 2016	15,995	$160	$170,207	$(62,582)	$(11,736)	$96,049

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

The Company filed a registration statement on Form S-3 (No. 333-203353) with the Securities and Exchange Commission (“SEC”) on April 10, 2015.  The purpose of the Form S-3 was to register, among other securities, debt securities. Certain subsidiaries of the Company (other than any minor subsidiary) are co-registrants with the Company (“Subsidiary Guarantors”), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Company and any guarantees by the Subsidiary Guarantors will be full and unconditional.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019, or January 1, 2018, in the event that the Company no longer qualifies as an EGC.  Early adoption is permitted, but the Company may adopt the changes no earlier than January 1, 2017 (regardless of EGC status). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to principal versus agent considerations in an arrangement. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to identifying performance obligations in an arrangement and accounting for licensing arrangements. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, which serves to rescind certain previously issued SEC Staff Observer comments upon adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”, which serves to clarify certain technical aspects and transition guidance associated with ASU 2014-09. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company.

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

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843.  Net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There were no sales of shares of common stock under the ATM during the quarter ended June 30, 2016.

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

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $2,942 and $8,419 for the quarter and six months ended June 30, 2016, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $170,353 to fund its operations. At June 30, 2016, the Company had approximately $31,884 in cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Foreign currency translation adjustments	2016	2015	2016	2015
Balance at beginning of period	$(11,487)	$(13,551)	$(13,535)	$(8,203)
Other comprehensive (loss) income	(249)	685	1,799	(4,663)
Balance at end of period	$(11,736)	$(12,866)	$(11,736)	$(12,866)

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

As the Company incurred a net loss during each of the quarters and six months ended June 30, 2016 and 2015, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (182,637 – 2016 and 206,303 – 2015) and unvested restricted stock issued (72,338 – 2016 and 92,503 – 2015), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(2,942)	$(6,898)	$(8,419)	$(14,569)
Weighted average shares outstanding (basic and diluted)	15,994,458	14,428,634	15,869,904	14,425,950
Net loss per common share:
Basic	$(0.18)	$(0.48)	$(0.53)	$(1.01)
Diluted	$(0.18)	$(0.48)	$(0.53)	$(1.01)

Note 5. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials and components	$9,835	$9,467
Work in process	5,026	6,048
Finished goods	5,073	4,324
	$19,934	$19,839

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

At June 30, 2016 and December 31, 2015, the allowance for slow-moving and obsolete inventories was approximately $1,526 and $1,909, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2015, is approximately $507 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014. During the quarter ended June 30, 2016, the Company sold its remaining laser micromachining inventories, eliminating the previously recorded reserve.

Note 6. Restructuring

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying condensed statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through

December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. Of the amounts associated with involuntary employee terminations, approximately $5 remained unsettled at June 30, 2016 (included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet). These remaining amounts were settled by the Company in July 2016.

Note 7. Impairment

During the quarter ended June 30, 2016, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Equity-based compensation expense recognized:
Incentive stock options	$40	$186	$143	$381
Restricted stock	202	233	411	441
Total equity-based compensation expense before income taxes	242	419	554	822
Benefit for income taxes*	—	—	—	—
Total equity-based compensation expense net of income taxes	$242	$419	$554	$822
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At June 30, 2016, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $242 for incentive stock options (“ISOs”) and $729 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

The activity for ISOs was as follows:

	Six Months Ended June 30,
	2016			2015
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	210,970	$17.43	$10.67	215,137	$17.35	$10.62
ISOs granted	—	$—	$—	—	$—	$—
ISOs exercised	—	$—	$—	—	$—	$—
ISOs forfeited	(5,334)	$15.74	$9.60	(8,834)	$17.23	$10.54
ISOs expired	(22,999)	$17.79	$10.90	—	$—	$—
Outstanding at end of period	182,637	$17.33	$10.61	206,303	$17.35	$10.62
ISOs exercisable at end of period	148,304	$17.70	$10.84	96,472	$18.00	$11.03
ISOs expected to vest at end of period	29,183	$15.74	$9.60	104,836	$16.80	$10.27

At June 30, 2016, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and expected to vest at June 30, 2016, was approximately 6.8 years and 8.2 years, respectively.

The activity for restricted stock was as follows:

	Six Months Ended June 30,
	2016		2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	77,670	$19.57	80,834	$22.78
Restricted stock granted	27,500	$8.90	22,500	$14.17
Restricted stock vested	(32,498)	$20.54	(10,831)	$34.80
Restricted stock forfeited	(334)	$62.53	—	$—
Outstanding at end of period	72,338	$14.88	92,503	$19.28
Restricted stock expected to vest at end of period	72,338	$14.88	92,503	$19.28

*	Restricted stock vesting during the six months ended June 30, 2016 and 2015, had a fair value of approximately $304 and $158, respectively.

Note 10. Income Taxes

The provision (benefit) for income taxes for the quarters ended June 30, 2016 and 2015 was $22 and ($100), respectively. The provision (benefit) for income taxes for the six months ended June 30, 2016 and 2015 was $18 and ($159), respectively. The Company has completed a discrete period computation of its benefit for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended June 30, 2016 and 2015 was 0.8% (provision on a loss) and 1.4% (benefit on a loss), respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was 0.2% (provision on a loss) and 1.1% (benefit on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At June 30, 2016 and December 31, 2015, the liability for uncertain tax positions was approximately $795 and $781, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At June 30, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $219 and $195, respectively, which were fully offset against net operating loss carryforwards. At June 30, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $422 and $285, respectively, which were fully offset against net operating loss carryforwards. At June 30, 2016, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities.

Note 11. Fair Value Measurements

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

At June 30, 2016 and December 31, 2015, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	June 30,		December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$31,884	$31,884	$19,342	$19,342
Current portion of long-term debt	$140	$140	$138	$138
Current portion of capital leases	$85	$85	$82	$82
Long-term debt - net of current portion	$1,742	$1,742	$1,812	$1,800
Capital leases - net of current portion	$41	$41	$81	$81

The carrying amounts of cash and cash equivalents, current portion of long-term debt and current portion of capital leases approximate fair value due to their short-term maturities. The fair value of long-term debt – net of current portion and capital leases – net of current portion have been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) and other available information (including quoted prices of similar instruments available to the Company). Cash and cash equivalents are classified in Level 1; current portion of long-term debt, current portion of capital and financing leases, long-term debt – net of current portion and capital and financing leases – net of current portion are classified in Level 2.

Note 12. Concentration of Credit Risk

During the quarters and six months ended June 30, 2016 and 2015, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the quarters ended June 30, 2016 and 2015, the Company’s five most significant customers represented approximately 35.4% and 25.5% of total revenue, respectively. For the six months ended June 30, 2016 and 2015, the Company’s five most significant customers represented approximately 28.7% and 18.9% of total revenue, respectively. At June 30, 2016 and December 31, 2015, accounts receivable from the Company’s five most significant customers were approximately $1,859 and $4,808, respectively.

Note 13. Related Party Transactions

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

Revenues

Sales of products and/or services to related parties for the quarters ended June 30, 2016 and 2015 were approximately $37 and $1,140, respectively. Sales of products and/or services to related parties for the six months ended June 30, 2016 and 2015 were approximately $72 and $1,142, respectively.

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

Amounts due from related parties at June 30, 2016 and December 31, 2015, were approximately $35 and $151, respectively and are reflected in accounts receivable – net, in the accompanying condensed consolidated balance sheet. At December 31, 2015, the

Company continued to defer approximately $17 of consideration associated with sales to related parties for which products and/or services remained undelivered to the customer, with such amounts reflected in deferred revenue and customer prepayments in the accompanying condensed consolidated balance sheet. Such amounts were recognized as part of revenues during the quarter ended June 30, 2016 based on the delivery of products and/or services.

Expenses

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the accompanying condensed statement of consolidated operations and comprehensive loss during the quarter ended March 31, 2015, based on the services rendered (the remaining amount having been recorded by the Company during the quarter ended December 31, 2014). This arrangement was approved by the Audit Committee of the Board of Directors of the Company in connection with the appointment of Hans J. Sack to the Board of Directors of the Company. In March 2015, Hans J. Sack resigned from the Board of Directors of the Company to accept a position as President of the Company.

Separate from the consulting arrangement further described above, the Company has purchased website design services and the corporate use of an airplane and leased office space from related parties under common control by the Chairman and CEO of the Company. The cost of these products and/or services for the quarters ended June 30, 2016 and 2015 were approximately $6 for both periods. The cost of these products and/or services for the six months ended June 30, 2016 and 2015 were approximately $10 and $15, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due to related parties at June 30, 2016, were approximately $4 and are reflected in accounts payable in the accompanying condensed consolidated balance sheet. Amounts due to related parties at December 31, 2015, were approximately $15 of which approximately $1 and $14 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying condensed consolidated balance sheet.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and CEO of the Company for no consideration. The Company estimates the fair market value of the benefits received during the quarters ended June 30, 2016 and 2015 were approximately $2 and $5, respectively. The Company estimates the fair market value of the benefits received during the six months ended June 30, 2016 and 2015 were approximately $4 and $22, respectively.

Note 14. Subsequent Events

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

Recent Developments

Our results of operations for the quarter ended June 30, 2016, benefited from an increase in sales of 3D printing machines and as a result, our gross profit increased due to contribution margin realized in connection with those sales. Overall, our cost of sales and operating expenses have stabilized following the transition and expansion of certain of our global facilities and the deployment of our new enterprise resource planning (“ERP”) system (both of which were finalized during 2015). Our liquidity has continued to improve following certain financing transactions (our registered direct offering to a related party and ATM offerings of our common stock) executed during the quarter ended March 31, 2016, and improvements in our cash flows from operations and a reduction in our capital expenditures.

In April 2016, we committed to a plan to consolidate certain of our 3D printing operations in our Auburn, Washington facility into our North Las Vegas, Nevada facility and reorganize certain of our corporate departments as part of our 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, we incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to our Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying condensed statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by us in connection with this plan, we also have an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, we were able to secure a firmly committed sublease arrangement with a third party which fully offsets our remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. Of the amounts associated with involuntary employee terminations, approximately $5 remained unsettled at June 30, 2016 (included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet). These remaining amounts were settled by us in July 2016. The consolidation of our 3D printing operations in our Auburn, Washington facility into our North Las Vegas, Nevada facility is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to the plan (including the closure of the Auburn, Washington facility and reorganization of corporate departments) of approximately $1,000, with approximately $800 in the form of cash cost savings and approximately $200 in the form of reduced depreciation expense.

During the quarter ended June 30, 2016, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Note the following highlights for the six months ended June 30, 2016:

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

•

Awarded $1.5 million contract with United States Missile Defense Agency. In July 2016, we announced our award of a three-year contract valued at $1.5 million with the United States Missile Defense Agency for the application of 3D printing in the development of silicon carbide components.

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

Backlog

At June 30, 2016, our backlog was approximately $19,500 of which approximately $17,900 is expected to be fulfilled during the next twelve months. At December 31, 2015, our backlog was approximately $16,500.

Results of Operations

Net Loss

Net loss for the quarter ended June 30, 2016, was $2,942, or $0.18 per basic and diluted share, compared with a net loss of $6,898 or $0.48 per basic and diluted share, for the quarter ended June 30, 2015. Net loss for the six months ended June 30, 2016, was $8,419, or $0.53 per basic and diluted share, compared with a net loss of $14,569 or $1.01 per basic and diluted share, for the six months ended June 30, 2015.

The decrease in our net loss for both periods was due to an increase in our revenues and gross profit principally based on an increase in volume and favorable mix of revenues from 3D printing machines and an increase in revenues from 3D printed and other products, materials and services, coupled with the elimination of certain production inefficiencies experienced during 2015 as a result of our global facilities transition and expansion activities and ERP system deployment (effective January 1, 2015). In addition, we experienced a net reduction in operating expenses, driven by a decrease in selling, general and administrative expenses, primarily as a result of net recoveries for bad debts and a reduction in consulting and professional fees, all of which was offset by an increase in research and development costs, mostly attributable to certain material costs incurred in connection with machine development and material qualification activities.

Revenue

The following table summarizes revenue by product line:

	Quarter Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
3D printing machines
3D printing machines - third parties	$4,794	40.8%	$1,319	15.5%	$6,972	34.5%	$2,401	15.7%
3D printing machines - related parties	—	0.0%	1,122	13.2%	—	0.0%	1,122	7.3%
	4,794	40.8%	2,441	28.7%	6,972	34.5%	3,523	23.0%
3D printed and other products, materials and services
3D printed and other products, materials and services - third parties	6,924	58.9%	6,039	71.1%	13,125	65.1%	11,748	76.9%
3D printed and other products, materials and services - related parties	37	0.3%	18	0.2%	72	0.4%	20	0.1%
	6,961	59.2%	6,057	71.3%	13,197	65.5%	11,768	77.0%
	$11,755	100.0%	$8,498	100.0%	$20,169	100.0%	$15,291	100.0%

Revenue for the quarter ended June 30, 2016, was $11,755 compared with revenue of $8,498 for the quarter ended June 30, 2015, an increase of $3,257, or 38.3%. The increase in revenue was as a result of increases to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (nine 3D printing machines sold during the quarter ended June 30, 2016, as compared to seven 3D printing machines sold during the quarter ended June 30, 2015) and a favorable mix of 3D printing machines sold (as we sold four indirect printers during the quarter ended June 30, 2016, as compared to zero during the quarter ended June 30, 2015, as indirect printers generally bear a higher selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services resulted from an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, including an increase in materials and service revenues associated with an increased global installed base of our 3D printing machines and the sale of the remaining inventories associated with our former laser micromachining production line (approximately $475) during the quarter ended June 30, 2016.

Revenue for the six months ended June 30, 2016, was $20,169 compared with revenue of $15,291 for the six months ended June 30, 2015, an increase of $4,878, or 31.9%. The increase in revenue was as a result of increases to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (ten 3D printing machines sold during the six months ended June 30, 2016, as compared to nine 3D printing machines sold during the six months ended June 30, 2015) and a favorable mix of 3D printing machines sold (as we sold five indirect printers during the six months ended June 30, 2016, as compared to zero during the six months ended June 30, 2015, indirect printers generally bearing a higher selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services resulted from an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, including an increase in materials and service revenues associated with an increased global installed base of our 3D printing machines, the sale of the remaining inventories associated with our former laser micromachining production line (approximately $475) during the quarter ended June 30, 2016, and an increase in revenues derived from certain contractual research and development activities.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a description of 3D printing machines by type):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
3D printing machine units sold:
S-Max+	—	—	1	—
S-Max	1	—	1	—
S-Print	2	—	2	—
S-15	1	—	1	—
M-Print	—	1	—	1
M-Flex	2	1	2	2
Innovent	3	5	3	5
X1-Lab	—	—	—	1
	9	7	10	9

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 30, 2016, was $8,249 compared with cost of sales of $7,393 for the quarter ended June 30, 2015, an increase of $856, or 11.6%. The increase in cost of sales was primarily due to increases in our variable cost of sales associated with our increased revenues. Offsetting this increase was the benefit of the reversal of our reserve for obsolete and slow-moving inventories related to our sale of the remaining inventories associated with our former laser micromachining product line (approximately $507) during the quarter ended June 30, 2016, and a reduction in certain production inefficiencies experienced during 2015 as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our ERP system (effective January 1, 2015).

Gross profit for the quarter ended June 30, 2016, was $3,506 compared with gross profit of $1,105 for the quarter ended June 30, 2015. Gross profit percentage was 29.8% for the quarter ended June 30, 2016, compared with 13.0% for the quarter ended June 30, 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Cost of sales for the six months ended June 30, 2016, was $14,787 compared with cost of sales of $14,186 for the six months ended June 30, 2015, an increase of $601, or 4.2%. The increase in cost of sales was primarily due to increases in our variable cost of sales associated with our increased revenues. Offsetting this increase was the benefit of the reversal of our reserve for obsolete and slow-moving inventories related to our sale of the remaining inventories associated with our former laser micromachining product line

(approximately $507) during the quarter ended June 30, 2016, and a reduction in certain production inefficiencies experienced during 2015 as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our ERP system (effective January 1, 2015).

Gross profit for the six months ended June 30, 2016, was $5,382 compared with gross profit of $1,105 for the six months ended June 30, 2015. Gross profit percentage was 26.7% for the six months ended June 30, 2016, compared with 7.2% for the six months ended June 30, 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended June 30, 2016, were $1,946 compared with research and development expenses of $1,659 for the quarter ended June 30, 2015, an increase of $287, or 17.3%.

Research and development expenses for the six months ended June 30, 2016, were $3,839 compared with research and development expenses of $3,393 for the six months ended June 30, 2015, an increase of $446, or 13.1%.

The increase in research and development expenses for both periods was primarily due to an increase in costs associated with materials qualification and machine development activities, principally materials usage for both our direct and indirect printing applications.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended June 30, 2016, were $4,663 compared with selling, general and administrative expenses of $6,343 for the quarter ended June 30, 2015, a decrease of $1,680, or 26.5%. The decrease in selling, general and administrative expenses was principally due to net recoveries of bad debts of approximately $276 during the quarter ended June 30, 2016 as compared to a net provision for bad debts of approximately $452 during the quarter ended June 30, 2015, a reduction in consulting and professional fees (including costs associated with the deployment of our ERP system during 2015) and a reduction in costs associated with trade show activities (mostly due to the absence of costs associated with the GIFA International Foundry Trade Fair in June 2015), all of which was offset by the absence of the reversal of the remaining contingent consideration associated with our acquisition of Machin-a-Mation during the quarter ended June 30, 2015.

Selling, general and administrative expenses for the six months ended June 30, 2016, were $9,988 compared with selling, general and administrative expenses of $12,461 for the six months ended June 30, 2015, a decrease of $2,473, or 19.8%. The decrease in selling, general and administrative expenses was principally due to net recoveries of bad debts of approximately $271 during the six months ended June 30, 2016 as compared to a net provision for bad debts of approximately $324 during the six months ended June 30, 2015, a reduction in consulting and professional fees (including costs associated with the deployment of our ERP system during 2015) and a reduction in costs associated with trade show activities (mostly due to the absence of costs associated with the GIFA International Foundry Trade Fair in June 2015), all of which was offset by the absence of the reversal of the remaining contingent consideration associated with our acquisition of Machin-a-Mation during the quarter ended June 30, 2015.

Interest Expense

Interest expense for the quarter ended June 30, 2016, was $22 compared with interest expense of $30 for the quarter ended June 30, 2015, a decrease of $8, or 26.7%. The decrease in interest expense was principally due to a lower average outstanding debt balance for the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015.

Interest expense for the six months ended June 30, 2016, was $254 compared with interest expense of $58 for the six months ended June 30, 2015, an increase of $196, or 337.9%. The increase in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended June 30, 2016, was ($205) compared with other (income) expense – net of $71 for the quarter ended June 30, 2015, an increase of $276. Other (income) expense – net for the six months ended June 30, 2016, was ($298) compared with other (income) expense – net of ($79) for the six months ended June 30, 2015, an increase of $219. The increase in other (income) expense – net for both periods was principally due to an increase in net currency exchange gains on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the quarters ended June 30, 2016 and 2015, was $22 and ($100), respectively. The provision (benefit) for income taxes for the six months ended June 30, 2016 and 2015, was $18 and ($159), respectively. The effective tax rate for the quarters ended June 30, 2016 and 2015, was 0.8% (provision on a loss) and 1.4% (benefit on a loss), respectively. The effective tax rate for the six months ended June 30, 2016 and 2015, was 0.2% (provision on a loss) and 1.1% (benefit on a loss), respectively. For each of the quarters and six months ended June 30, 2016 and 2015, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $2,942 and $8,419 for the quarter and six months ended June 30, 2016, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings, we received cumulative unrestricted net proceeds from the sale of our common stock of approximately $170,353 to fund our operations. At June 30, 2016, we had approximately $31,884 in cash and cash equivalents.

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

Cash Flows

The following table summarizes the significant components of cash flows for each of the six months ended June 30 and our cash and cash equivalents balance at June 30, 2016 and December 31, 2015:

	2016	2015
Cash used for operating activities	$(167)	$(8,106)
Cash used for investing activities	(287)	(2,831)
Cash provided by (used for) financing activities	12,933	(259)
Effect of exchange rate changes on cash and cash equivalents	63	(226)
Net change in cash and cash equivalents	$12,542	$(11,422)

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$31,884	$19,342

Operating Activities

Cash used for operating activities for the six months ended June 30, 2016, was $167 compared with $8,106 for the six months ended June 30, 2015. The decrease of $7,939, or 97.9%, was mostly attributed to an increase in cash flows associated with a reduction in our net loss (further described above) and from net changes in assets and liabilities. Increases attributable to net changes in assets and liabilities were principally impacted by a reduction in net cash outflows associated with inventories based on our operating plans and increase in net cash inflows associated with prepaid expenses and other assets, principally due to a reduction in deposit payments to vendors (both changes part of our working capital management strategy). These increases were offset by a decrease in net cash inflows associated with accounts receivable and deferred revenue and customer prepayments and an increase in net outflows associated with accounts payable and accrued expenses and other liabilities based on the timing of payment from customers and to vendors, respectively.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2016, was $287 compared with $2,831 for the six months ended June 30, 2015. The decrease of $2,544, or 89.9%, was attributed to a decrease in capital expenditures (principally due to a reduction in spending for facility expansions) and approximately $44 in proceeds received from the sale of property and equipment (principally associated with our former Auburn, Washington PSC).

We expect our remaining 2016 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $1,000 to $2,000).

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016, was $12,933 compared with cash used for financing activities of $259 for the six months ended June 30, 2015.

Sources of cash for the six months ended June 30, 2016, included net proceeds from the issuance of common stock (see further discussion above). Uses of cash for the six months ended June 30, 2016, included principal payments on outstanding debt and capital leases.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 46.5% and 36.9% of our consolidated revenue was derived from transactions outside the United States for the quarters ended June 30, 2016 and 2015, respectively. Approximately 50.7% and 46.0% of our consolidated revenue was derived from transactions outside the United States for the six months ended June 30, 2016 and 2015, respectively.

This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and six months ended June 30, 2016, would result in an increase (decrease) in revenue of approximately $500 and $1,000, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At June 30, 2016, we held approximately $31,884 in cash and cash equivalents of which approximately $26,431 was held by our United States parent in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2016, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 22, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter and six months ended June 30, 2016, with the oversight of executive management and the Audit Committee of our Board of Directors, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

•

Enhancing our global accounting and reporting process (including our global consolidation of financial information) by redesigning and strengthening the operating effectiveness of internal controls over financial reporting. This includes a detailed review of our existing processes, improvements to the design of our internal controls (including conversion of historically manual control activities to automated control activities), updating documentation related to our business process flows, internal testing of operating effectiveness of our controls and remediation activities, as necessary. This process began in mid-2014 and we expect it to continue for the remainder of 2016.

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

The results of the United Kingdom’s referendum on its withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

As a multi-national company with material business operations in Europe, we are subject to risks generally associated with doing business internationally, many of which are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.  If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business interests in the United Kingdom and the European Union, our customers and suppliers in the United Kingdom and European Union and our business interests outside the United Kingdom and European Union. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 9, 2016

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