Form 10-Q
period 2016-09-30
ExOne Co
filed 2016-11-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 16,111,286 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Revenue - third parties	$12,987	$8,712	$33,084	$22,861
Revenue - related parties	1	152	73	1,294
	12,988	8,864	33,157	24,155
Cost of sales	9,428	7,695	24,215	21,881
Gross profit	3,560	1,169	8,942	2,274
Operating expenses
Research and development	1,898	1,825	5,737	5,218
Selling, general and administrative	5,234	5,018	15,222	17,479
Goodwill impairment	—	4,419	—	4,419
	7,132	11,262	20,959	27,116
Loss from operations	(3,572)	(10,093)	(12,017)	(24,842)
Other expense (income)
Interest expense	22	29	276	87
Other (income) expense - net	(8)	(4)	(306)	(83)
	14	25	(30)	4
Loss before income taxes	(3,586)	(10,118)	(11,987)	(24,846)
Provision (benefit) for income taxes	25	(41)	43	(200)
Net loss	$(3,611)	$(10,077)	$(12,030)	$(24,646)
Net loss per common share:
Basic	$(0.23)	$(0.70)	$(0.76)	$(1.71)
Diluted	$(0.23)	$(0.70)	$(0.76)	$(1.71)
Comprehensive loss:
Net loss	$(3,611)	$(10,077)	$(12,030)	$(24,646)
Other comprehensive income (loss):
Foreign currency translation adjustments	489	809	2,288	(3,854)
Comprehensive loss	$(3,122)	$(9,268)	$(9,742)	$(28,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,813	$19,342
Accounts receivable - net of allowance of $1,697 (2016) and $1,920 (2015)	5,215	9,368
Inventories - net	19,032	19,839
Prepaid expenses and other current assets	1,802	2,918
Total current assets	55,862	51,467
Property and equipment - net	54,323	54,832
Other noncurrent assets	1,716	1,659
Total assets	$111,901	$107,958
Liabilities
Current liabilities:
Current portion of long-term debt	$141	$138
Current portion of capital leases	82	82
Accounts payable	2,003	3,231
Accrued expenses and other current liabilities	5,336	6,410
Deferred revenue and customer prepayments	9,122	7,103
Total current liabilities	16,684	16,964
Long-term debt - net of current portion	1,707	1,812
Capital leases - net of current portion	24	81
Other noncurrent liabilities	9	28
Total liabilities	18,424	18,885
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 15,998,782 (2016) and 14,446,967 (2015) shares issued and outstanding	160	144
Additional paid-in capital	170,757	156,627
Accumulated deficit	(66,193)	(54,163)
Accumulated other comprehensive loss	(11,247)	(13,535)
Total stockholders' equity	93,477	89,073
Total liabilities and stockholders' equity	$111,901	$107,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(12,030)	$(24,646)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	4,280	3,819
Deferred income taxes	(29)	(269)
Equity-based compensation	1,104	1,244
(Recoveries) provision for bad debts	(256)	144
Loss from disposal of property and equipment	163	87
Amortization of debt issuance costs	204	—
Changes in fair value of contingent consideration	—	(193)
Goodwill impairment	—	4,419
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	4,681	8,145
Decrease (increase) in inventories	43	(9,459)
Decrease in prepaid expenses and other assets	800	468
(Decrease) increase in accounts payable	(1,296)	850
Decrease in accrued expenses and other liabilities	(1,259)	(1,386)
Increase in deferred revenue and customer prepayments	1,687	5,770
Cash used for operating activities	(1,908)	(11,007)
Investing activities
Capital expenditures	(690)	(4,089)
Proceeds from sale of property and equipment	52	—
Increase in restricted cash	—	(330)
Cash used for investing activities	(638)	(4,419)
Financing activities
Net proceeds from issuance of common stock - Registered direct offering to a related party	12,447	—
Net proceeds from issuance of common stock - At the market offerings	595	—
Payments on long-term debt	(102)	(99)
Payments on capital and financing leases	(61)	(264)
Cash provided by (used for) financing activities	12,879	(363)
Effect of exchange rate changes on cash and cash equivalents	138	(160)
Net change in cash and cash equivalents	10,471	(15,949)
Cash and cash equivalents at beginning of period	19,342	36,202
Cash and cash equivalents at end of period	$29,813	$20,253
Supplemental disclosure of noncash investing and financing activities
Property and equipment included in accounts payable	$15	$344
Advance deposits on property and equipment	$203	$—
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,666	$3,495
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,276	$149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

	Common stock
	Shares	$	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(24,646)	—	(24,646)
Other comprehensive loss	—	—	—	—	(3,854)	(3,854)
Equity-based compensation	—	—	1,244	—	—	1,244
Common stock issued from equity incentive plan	11	—	—	—	—	—
Balance at September 30, 2015	14,428	$144	$156,146	$(52,944)	$(12,057)	$91,289
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(12,030)	—	(12,030)
Other comprehensive income	—	—	—	—	2,288	2,288
Equity-based compensation	—	—	1,104	—	—	1,104
Common stock issued from equity incentive plan	36	—	—	—	—	—
Balance at September 30, 2016	15,999	$160	$170,757	$(66,193)	$(11,247)	$93,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne Property GmbH (Germany); ExOne KK (Japan); ExOne Italy S.r.l (Italy); effective in July 2015, ExOne Sweden AB (Sweden) and effective through September 2016, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany). Collectively, the consolidated group is referred to as the “Company”.

On September 15, 2016, the Company completed a transaction merging its MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany) subsidiary with and into its ExOne GmbH (Germany) subsidiary. The purpose of this transaction was to further simplify the Company’s legal structure. There were no significant accounting or tax related impacts associated with the merger of these wholly owned subsidiaries.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. This ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This ASU modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. This ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

In October 2016, the FASB issued ASU 2016-17, “Consolidation: Interests Held through Related Parties That Are under Common Control.” This ASU modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (“VIE”) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. This ASU becomes effective for the Company on January 1, 2017, with retrospective application to January 1, 2016. The Company does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, management does not expect this ASU to have a material impact on the consolidated financial statements of the Company.

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

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843.  Net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There were no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

The Company’s ongoing ability to issue and sell shares of common stock under the ATM is dependent on its ability to use its shelf Registration Statement on Form S-3 (the “Shelf”), as filed on April 10, 2015. As a result of the Company’s delinquent filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, the Company’s offerings and sales under the Shelf

(and therefore the ATM) were suspended. On August 18, 2016, the Company filed a post-effective amendment to its Shelf. As a result of the post-effective amendment filing, the Company is now eligible to re-activate the ATM.

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

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $3,611 and $12,030 for the quarter and nine months ended September 30, 2016, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $170,353 to fund its operations. At September 30, 2016, the Company had approximately $29,813 in cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Foreign currency translation adjustments	2016	2015	2016	2015
Balance at beginning of period	$(11,736)	$(12,866)	$(13,535)	$(8,203)
Other comprehensive income (loss)	489	809	2,288	(3,854)
Balance at end of period	$(11,247)	$(12,057)	$(11,247)	$(12,057)

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

As the Company incurred a net loss during each of the quarters and nine months ended September 30, 2016 and 2015, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (317,637 – 2016 and 204,470 – 2015) and unvested restricted stock issued (112,504 – 2016 and 96,003 – 2015), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(3,611)	$(10,077)	$(12,030)	$(24,646)
Weighted average shares outstanding (basic and diluted)	15,997,146	14,428,634	15,912,628	14,426,855
Net loss per common share:
Basic	$(0.23)	$(0.70)	$(0.76)	$(1.71)
Diluted	$(0.23)	$(0.70)	$(0.76)	$(1.71)

Note 5. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials and components	$8,931	$9,467
Work in process	5,855	6,048
Finished goods	4,246	4,324
	$19,032	$19,839

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

At September 30, 2016 and December 31, 2015, the allowance for slow-moving and obsolete inventories was approximately $1,583 and $1,909, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2015, is approximately $507 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014. During the quarter ended June 30, 2016, the Company sold its remaining laser micromachining inventories, eliminating the previously recorded reserve.

Note 6. Restructuring

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying condensed statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. All amounts associated with involuntary employee terminations have been settled by the Company.

Note 7. Impairment

During the quarter ended September 30, 2016, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

In the course of its normal operations, ExOne GmbH issues guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, guarantees, letters of credit and collateral security for commercial transactions for approximately $1,500. In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (guarantees, letters of credit or collateral security) is fixed at 1.75%.  The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At September 30, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH were approximately $1,277 with expiration dates ranging from November 2016 through July 2018. At December 31, 2015, total outstanding guarantees and letters of credit issued by ExOne GmbH were approximately $685.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity-based compensation expense recognized:
Incentive stock options	$347	$185	$490	$566
Restricted stock	203	237	614	678
Total equity-based compensation expense before income taxes	550	422	1,104	1,244
Benefit for income taxes*	—	—	—	—
Total equity-based compensation expense net of income taxes	$550	$422	$1,104	$1,244
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At September 30, 2016, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,000 for incentive stock options (“ISOs”) and $1,110 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.0 years.

On August 12, 2016, the Company issued 39,000 ISOs to certain members of management. Each of the ISOs issued vests in one-third increments on the first, second and third anniversaries of the date of grant. Separately, on August 19, 2016, the Company issued 100,000 ISOs to the newly appointed CEO of the Company. For the August 19, 2016, issuance, one-third of the ISOs issued vested immediately. The remaining two-thirds vests on the first and second anniversaries of the date of grant. The fair value of ISOs issued was estimated on the respective dates of grant using the Black-Scholes option pricing model with the following assumptions:

	August 19, 2016	August 12, 2016
Weighted average fair value per ISO	$7.97	$8.07
Volatility	66.24%	66.43%
Average risk-free interest rate	1.20%	1.18%
Dividend yield	0.00%	0.00%
Expected term (years)	5.5	6.0

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

The activity for ISOs was as follows:

	Nine Months Ended September 30,
	2016			2015
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	210,970	$17.43	$10.67	215,137	$17.35	$10.62
ISOs granted	139,000	$13.72	$8.00	—	$—	$—
ISOs exercised	—	$—	$—	—	$—	$—
ISOs forfeited	(6,001)	$15.74	$9.60	(9,834)	$17.08	$10.45
ISOs expired	(26,332)	$17.74	$10.87	(833)	$18.00	$11.03
Outstanding at end of period	317,637	$15.77	$9.48	204,470	$17.43	$10.67
ISOs exercisable at end of period	178,304	$17.01	$10.32	95,639	$18.00	$11.03
ISOs expected to vest at end of period	132,908	$14.18	$8.38	100,128	$16.85	$10.30

At September 30, 2016, the aggregate intrinsic value associated with ISOs exercisable was approximately $47. At September 30, 2016, the aggregate intrinsic value associated with ISOs expected to vest was approximately $155. The weighted average remaining contractual term of ISOs exercisable and expected to vest at September 30, 2016, was approximately 7.4 years and 9.5 years, respectively. There were no ISO exercises during any of the periods presented.

The activity for restricted stock was as follows:

	Nine Months Ended September 30,
	2016		2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	77,670	$19.57	80,834	$22.78
Restricted stock granted	74,500	$11.78	26,000	$13.23
Restricted stock vested	(35,998)	$19.25	(10,831)	$34.80
Restricted stock forfeited	(3,668)	$19.46	—	$—
Outstanding at end of period	112,504	$14.52	96,003	$18.84
Restricted stock expected to vest at end of period	112,504	$14.52	96,003	$18.84

*	Restricted stock vesting during the nine months ended September 30, 2016 and 2015, had a fair value of approximately $351 and $158, respectively.

Note 10. Income Taxes

The provision (benefit) for income taxes for the quarters ended September 30, 2016 and 2015 was $25 and ($41), respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2016 and 2015 was $43 and ($200), respectively. The Company has completed a discrete period computation of its benefit for income taxes for each of the periods presented. Discrete period computation is as a result of (i) jurisdictions with losses before income taxes for which no tax benefit can be recognized and (ii) an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended September 30, 2016 and 2015 was 0.7% (provision on a loss) and 0.4% (benefit on a loss), respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 0.4% (provision on a loss) and 0.8% (benefit on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At September 30, 2016 and December 31, 2015, the liability for uncertain tax positions was approximately $803 and $781, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At September 30, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $234 and $195, respectively, which were fully offset against net operating loss carryforwards. At September 30, 2016 and December 31, 2015, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $471 and $285, respectively, which were fully offset against net operating loss carryforwards. At September 30, 2016, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by tax authorities.

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

At September 30, 2016 and December 31, 2015, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30,		December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$29,813	$29,813	$19,342	$19,342
Current portion of long-term debt	$141	$141	$138	$138
Current portion of capital leases	$82	$82	$82	$82
Long-term debt - net of current portion	$1,707	$1,707	$1,812	$1,800
Capital leases - net of current portion	$24	$24	$81	$81

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

Note 12. Concentration of Credit Risk

During the quarters and nine months ended September 30, 2016 and 2015, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the quarters ended September 30, 2016 and 2015, the Company’s five most significant customers represented approximately 36.0% and 34.6% of total revenue, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s five most significant customers represented approximately 21.4% and 22.1% of total revenue, respectively. At September 30, 2016 and December 31, 2015, accounts receivable from the Company’s five most significant customers were approximately $1,400 and $4,808, respectively.

Note 13. Related Party Transactions

Revolving Credit Facility with a Related Party

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by the Chairman of the Board of Directors of the Company (also the CEO of the Company through August 19, 2016). Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors).  The Company incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, the Company delivered notice to RHI of its intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by the Chairman of the Board of Directors of the Company (also the CEO of the Company through August 19, 2016). There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, the Company settled its remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, the Company recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

Other

Refer to Note 2 for further discussion relating to two separate equity offerings during the quarter ended March 31, 2016, certain elements of which qualify as related party transactions.

Revenues

Sales of products and/or services to related parties for the quarters ended September 30, 2016 and 2015 were approximately $1 and $152, respectively. Sales of products and/or services to related parties for the nine months ended September 30, 2016 and 2015 were approximately $73 and $1,294, respectively.

In December 2014, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related entity based on common control by the Chairman of the Board of Directors of the Company (also the CEO of the Company through August 19, 2016). Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. The Company recorded revenue of approximately $815 on this transaction during 2014 based on the delivery of products and/or services. During the quarter and nine months ended September 30, 2015, the Company recorded revenue of approximately $70 and $185, respectively, of the remaining consideration covered under this transaction based on the delivery of additional products and/or services.

In March 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same related entity described above. Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During the quarter and nine months ended September 30, 2015, the Company recorded revenue of approximately $47 and $913, respectively, based on the delivery of products and/or services.

In June 2015, the Company entered into a sale agreement for a 3D printing machine with a multi-national, diversified metals company determined to be a related entity on the basis that a member of the Board of Directors of the Company also receives his principal compensation from the entity. Total consideration for the 3D printing machine (approximately $146) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During the quarter and nine months ended September 30, 2015, the Company recorded revenue of approximately $5 and $146, respectively, based on the delivery of products and/or services.

Amounts due from related parties at September 30, 2016 and December 31, 2015, were approximately $1 and $151, respectively and are reflected in accounts receivable – net, in the accompanying condensed consolidated balance sheet. At December 31, 2015, the Company continued to defer approximately $17 of consideration associated with sales to related parties for which products and/or services remained undelivered to the customer, with such amounts reflected in deferred revenue and customer prepayments in the accompanying condensed consolidated balance sheet. Such amounts were recognized as part of revenues during the quarter ended June 30, 2016 based on the delivery of products and/or services.

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

Separate from the consulting arrangement further described above, the Company has purchased website design services and the corporate use of an airplane and leased office space from related parties under common control by the Chairman of the Board of Directors of the Company (also the CEO of the Company through August 19, 2016). The cost of these products and/or services for the quarters ended September 30, 2016 and 2015 were approximately $3 and $6, respectively. The cost of these products and/or services for the nine months ended September 30, 2016 and 2015 were approximately $13 and $21, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due to related parties at September 30, 2016, were approximately $1 and are reflected in accounts payable in the accompanying condensed consolidated balance sheet. Amounts due to related parties at December 31, 2015, were approximately $15 of which approximately $1 and $14 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying condensed consolidated balance sheet.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman of the Board of Directors of the Company (also the CEO of the Company through August 19, 2016) for no consideration. The Company estimates the fair market value of the benefits received during the quarter ended September 30, 2016 was approximately $17. There were no such benefits received by the Company during the quarter ended September 30, 2015. The Company estimates the fair market value of the benefits received during the nine months ended September 30, 2016 and 2015 were approximately $21 and $22, respectively.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as modified and supplemented by “Risk Factors” in Part II, Item 1A of our Quarterly Report for the period ended June 30, 2016, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: timing and length of sales of three dimensional (“3D”) printing machines; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine; our ability to qualify more industrial materials in which we can print; the availability of skilled personnel; the impact of increases in operating expenses and expenses relating to proposed investments and alliances; our strategy, including the expansion and growth of our operations; the impact of loss of key management; our plans regarding increased international operations in additional international locations; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; individual customer contractual requirements; the scope, nature or impact of alliances and strategic investments and our ability to integrate strategic investments; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the effect of litigation and contingencies; the impact of disruption of our manufacturing facilities or production service centers (“PSCs”); the adequacy of our protection of our intellectual property; material weaknesses in our internal control over financial reporting; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; and the potential impact of the results from the United Kingdom's referendum on its withdrawal from the European Union.

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

Recent Developments

Our results of operations for the quarter ended September 30, 2016, benefited from an increase in sales of 3D printing machines and as a result, our gross profit increased due to contribution margin realized in connection with those sales. Overall, our cost of sales and operating expenses have stabilized following the transition and expansion of certain of our global facilities and the deployment of our new enterprise resource planning (“ERP”) system (both of which were finalized during 2015). Our liquidity has continued to improve following certain financing transactions (our registered direct offering to a related party and ATM offerings of our common stock) executed during the quarter ended March 31, 2016, and improvements in our cash flows from operations and a reduction in our capital expenditures.

In April 2016, we committed to a plan to consolidate certain of our 3D printing operations in our Auburn, Washington facility into our North Las Vegas, Nevada facility and reorganize certain of our corporate departments as part of our 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, we incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to our Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying condensed statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by us in connection with this plan, we also have an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, we were able to secure a firmly committed sublease arrangement with a third party which fully offsets our remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. We have settled all amounts associated with involuntary employee terminations. The consolidation of our 3D printing operation in our Auburn, Washington facility into our North Las Vegas, Nevada facility is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to the plan (including the closure of the Auburn, Washington facility and reorganization of corporate departments) of approximately $1,000, with approximately $800 in the form of cash cost savings and approximately $200 in the form of reduced depreciation expense.

Note the following additional highlights for the nine months ended September 30, 2016:

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

•

Announced Introduction of 3D Printing With Industry Standard Metal and Ceramic Powders of Less Than 10 Microns. In October 2016, we announced certain advancements to our Innovent direct 3D printing machine which enables the printing of industry standard metal and ceramic powders of less than 10 microns. This results in a higher density and significant improvements in surface finish quality for printed products. As a result of these advancements, we were also able to announce our addition of stainless steel 316L to our material portfolio, representing our second single metal alloy (Inconel alloy 625 our first) for industrial 3D printing applications. In addition to offering fine powder capability on future Innovent units, we have also developed an upgrade package for existing Innovent customers for conversion. We plan to further apply this technology to our M-Flex 3D printing machine system as well as other large format printing systems as part of our future machine development strategy.

Outlook

Our 2016 priorities include the following:

•

Accelerate the adoption rate of binder jetting. In 2016, we are continuing our growth at an accelerated rate as we further proliferate use of binder jetting in additive manufacturing. We continue to introduce new technologies, including advancements to our machine platforms (Exerial and Innovent). We improved applications for both direct printing and indirect printing (in the form of new material sets and/or printing processes or refinements). We also significantly expanded our global installed base of machines by delivering to our customers a record number of our 3D printing machines.

•

Evaluation of our business model. We are focusing our efforts on optimizing our business model, including maximizing our cost absorption and our gross profit. We have consolidated certain PSC operations in April 2016 and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSC and other operations.

•

Focus on profitability and working capital. We are focused on scaling and evolving our business toward profitable growth. This includes a mix of growing our revenues, increasing our facility utilization and effectively managing our operating expenses.  We expect to build on our existing liquidity through enhanced working capital management, principally in the form of efficiently managing cash flows from customers and improving our net cash flows from inventories.

Backlog

At September 30, 2016, our backlog was approximately $19,900 of which approximately $18,600 is expected to be fulfilled during the next twelve months. At December 31, 2015, our backlog was approximately $16,500.

Impairment

During the quarter ended September 30, 2016, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

In assessing the recoverability of long-lived assets held for use, we determined the carrying amount of long-lived assets held for use to be in excess of the estimated future undiscounted net cash flows of the related assets.  We proceeded determine the fair value of our long-lived assets held for use, principally through use of the market approach.  Our use of the market approach included consideration of market transactions for comparable assets.  Management concluded that the fair value of long-lived assets held for use exceeded their carrying value and as such no impairment loss was recorded.

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

Results of Operations

Net Loss

Net loss for the quarter ended September 30, 2016, was $3,611, or $0.23 per basic and diluted share, compared with a net loss of $10,077 or $0.70 per basic and diluted share, for the quarter ended September 30, 2015. Net loss for the nine months ended September 30, 2016, was $12,030, or $0.76 per basic and diluted share, compared with a net loss of $24,646 or $1.71 per basic and diluted share, for the nine months ended September 30, 2015.

The decrease in our net loss for both periods was due to an increase in our revenues and gross profit principally based on an increase in volume and favorable mix of revenues from 3D printing machines (and an increase in revenues from 3D printed and other products, materials and services for the nine month period), coupled with the elimination of certain production inefficiencies experienced during 2015 as a result of our global facilities transition and expansion activities and ERP system deployment (effective January 1, 2015). Net operating expenses increased for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015, versus a net decrease for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 (see further discussion below). Also, during the quarter ended September 30, 2015, we recorded a goodwill impairment charge of approximately $4,419 as a result of a significant decline in our market capitalization during the period, combined with continued operating losses and cash flow deficiencies which negatively affected our results of operations.

Revenue

The following table summarizes revenue by product line:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
3D printing machines
3D printing machines - third parties	$6,489	50.0%	$2,250	25.4%	$13,461	40.6%	$4,651	19.3%
3D printing machines - related parties	—	0.0%	122	1.4%	—	0.0%	1,244	5.1%
	6,489	50.0%	2,372	26.8%	13,461	40.6%	5,895	24.4%
3D printed and other products, materials and services
3D printed and other products, materials and services - third parties	6,498	50.0%	6,462	72.9%	19,623	59.2%	18,210	75.4%
3D printed and other products, materials and services - related parties	1	0.0%	30	0.3%	73	0.2%	50	0.2%
	6,499	50.0%	6,492	73.2%	19,696	59.4%	18,260	75.6%
	$12,988	100.0%	$8,864	100.0%	$33,157	100.0%	$24,155	100.0%

Revenue for the quarter ended September 30, 2016, was $12,988 compared with revenue of $8,864 for the quarter ended September 30, 2015, an increase of $4,124, or 46.5%. The increase in revenue was principally as a result of an increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (eleven 3D printing machines sold during the quarter ended September 30, 2016, as compared to five 3D printing machines sold during the quarter ended September 30, 2015) and a favorable mix of 3D printing machines sold (as we sold six indirect printers during the quarter ended September 30, 2016, as compared to one indirect printer during the quarter ended September 30, 2015, as indirect printers generally bear a higher average selling price than direct printers).

Revenue for the nine months ended September 30, 2016, was $33,157 compared with revenue of $24,155 for the nine months ended September 30, 2015, an increase of $9,002, or 37.3%. The increase in revenue was as a result of increases to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (21 3D printing machines sold during the nine months ended September 30, 2016, as compared to 14 3D printing machines sold during the nine months ended September 30, 2015) and a favorable mix of 3D printing machines sold (as we sold eleven indirect printers during the nine months ended September 30, 2016, as compared to one indirect printer during the nine months ended September 30, 2015, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services resulted from an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, including an increase in materials and service revenues associated with an increased global installed base of our 3D printing machines, the sale of the remaining inventories associated with our former laser micromachining production line (approximately $475) during the quarter ended June 30, 2016, and an increase in revenues derived from certain contractual research and development activities.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a description of 3D printing machines by type):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
3D printing machine units sold:
S-Max+	—	—	1	—
S-Max	4	1	5	1
S-Print	1	—	3	—
S-15	1	—	2	—
M-Print*	—	—	—	1
M-Flex	1	1	3	3
Innovent*	3	3	6	8
X1-Lab	1	—	1	1
	11	5	21	14

* For the nine months ended September 30, 2015, one M-Print unit and one Innovent unit were sold to related parties. There were no units sold to related parties during the quarter or nine months ended September 30, 2016, or the quarter ended September 30, 2015. Refer to Note 13 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended September 30, 2016, was $9,428 compared with cost of sales of $7,695 for the quarter ended September 30, 2015, an increase of $1,733, or 22.5%. The increase in cost of sales was primarily due to increases in our variable cost of sales associated with our increased revenues, resulting in an improved gross profit net of our fixed cost base. Offsetting this increase was the benefit of a reduction in certain production inefficiencies experienced during 2015 as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our ERP system (effective January 1, 2015) which resulted in a reduced fixed cost base for the quarter ended September 30, 2016.

Gross profit for the quarter ended September 30, 2016, was $3,560 compared with gross profit of $1,169 for the quarter ended September 30, 2015. Gross profit percentage was 27.4% for the quarter ended September 30, 2016, compared with 13.2% for the quarter ended September 30, 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Cost of sales for the nine months ended September 30, 2016, was $24,215 compared with cost of sales of $21,881 for the nine months ended September 30, 2015, an increase of $2,334, or 10.7%. The increase in cost of sales was primarily due to increases in our variable cost of sales associated with our increased revenues, resulting in an improved gross profit net of our fixed cost base. Offsetting this increase was the benefit of the reversal of our reserve for obsolete and slow-moving inventories related to our sale of the remaining inventories associated with our former laser micromachining product line (approximately $507) during the quarter ended June 30, 2016, and a reduction in certain production inefficiencies experienced during 2015 as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our ERP system (effective January 1, 2015) which resulted in a reduced fixed cost base for the nine months ended September 30, 2016.

Gross profit for the nine months ended September 30, 2016, was $8,942 compared with gross profit of $2,274 for the nine months ended September 30, 2015. Gross profit percentage was 27.0% for the nine months ended September 30, 2016, compared with 9.4% for the nine months ended September 30, 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended September 30, 2016, were $1,898 compared with research and development expenses of $1,825 for the quarter ended September 30, 2015, an increase of $73, or 4.0%.

Research and development expenses for the nine months ended September 30, 2016, were $5,737 compared with research and development expenses of $5,218 for the nine months ended September 30, 2015, an increase of $519, or 9.9%.

The increase in research and development expenses for both periods was primarily due to an increase in costs associated with materials qualification and machine development activities, principally materials usage for both our direct and indirect printing applications.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2016, were $5,234 compared with selling, general and administrative expenses of $5,018 for the quarter ended September 30, 2015, an increase of $216, or 4.3%. The increase in selling, general and administrative expenses was principally due to an increase in equity-based compensation (mostly due to awards granted to our newly appointed CEO on August 19, 2016, a portion of which vested immediately upon issuance), an increase in trade show related expenses and a net provision for bad debts of approximately $15 during the quarter ended September 30, 2016 as compared to net recoveries of bad debts of approximately $180 during the quarter ended September 30, 2015. These increases were offset by a reduction in agency commissions associated with sales of 3D printing machines to customers.

Selling, general and administrative expenses for the nine months ended September 30, 2016, were $15,222 compared with selling, general and administrative expenses of $17,479 for the nine months ended September 30, 2015, a decrease of $2,257, or 12.9%. The decrease in selling, general and administrative expenses was principally due to net recoveries of bad debts of approximately $256 during the nine months ended September 30, 2016 as compared to a net provision for bad debts of approximately $144 during the nine months ended September 30, 2015, a reduction in consulting and professional fees (including costs associated with the deployment of our ERP system during 2015) and a reduction in costs associated with trade show activities (mostly due to the absence of costs associated with the GIFA International Foundry Trade Fair in June 2015), all of which was offset by the absence of the reversal of the remaining contingent consideration associated with our acquisition of Machin-a-Mation during the quarter ended June 30, 2015.

Interest Expense

Interest expense for the quarter ended September 30, 2016, was $22 compared with interest expense of $29 for the quarter ended September 30, 2015, a decrease of $7, or 24.1%. The decrease in interest expense was principally due to a lower average outstanding debt balance for the quarter ended September 30, 2016, as compared to the quarter ended September 30, 2015.

Interest expense for the nine months ended September 30, 2016, was $276 compared with interest expense of $87 for the nine months ended September 30, 2015, an increase of $189, or 217.2%. The increase in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended September 30, 2016, was ($8) compared with other (income) expense – net of ($4) for the quarter ended September 30, 2015, an increase of $4. Other (income) expense – net for the nine months ended September 30, 2016, was ($306) compared with other (income) expense – net of ($83) for the nine months ended September 30, 2015, an increase of $223. The increase in other (income) expense – net for both periods was principally due to an increase in net currency exchange gains on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the quarters ended September 30, 2016 and 2015, was $25 and ($41), respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2016 and 2015, was $43 and ($200), respectively. The effective tax rate for the quarters ended September 30, 2016 and 2015, was 0.7% (provision on a loss) and 0.4% (benefit on a loss), respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015, was 0.4% (provision on a loss) and 0.8% (benefit on a loss), respectively. For each of the quarters and nine months ended September 30, 2016 and 2015, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $3,611 and $12,030 for the quarter and nine months ended September 30, 2016, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings, we received cumulative unrestricted net proceeds from the sale of our common stock of approximately $170,353 to fund our operations. At September 30, 2016, we had approximately $29,813 in cash and cash equivalents.

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

Revolving Credit Facility with a Related Party

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into the Credit Agreement with RHI, a related party, on a $15,000 revolving credit facility to (i) assist us in our efforts to finance customer acquisition of our 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by the Chairman of our Board of Directors (also our CEO through August 19, 2016). Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors). We incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, we delivered notice to RHI of our intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by the Chairman of our Board of Directors (also our CEO through August 19, 2016) (see further discussion below). There were no borrowings under the Credit Agreement from January 1, 2016 through the effective date of its termination, January 13, 2016.  In connection with the termination, we settled the remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, we recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

ATM Offerings

On January 8, 2016, we announced that we had entered into an ATM with FBR and MLV pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act. Both FBR and MLV have been identified as related parties to us on the basis of significant influence in that a member of our Board of Directors also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, we sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to us of approximately $843.  Net proceeds to us from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There were no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

Our ongoing ability to issue and sell common stock under the ATM is dependent on our ability to use our Shelf, as filed on April 10, 2015. As a result of our delinquent filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, our offerings and sales under the Shelf (and therefore the ATM) were suspended. On August 18, 2016, we filed a post-effective amendment to our Shelf. As a result of the post-effective amendment filing, we are now eligible to re-activate the ATM.

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

Cash Flows

The following table summarizes the significant components of cash flows for each of the nine months ended September 30 and our cash and cash equivalents balance at September 30, 2016 and December 31, 2015:

	2016	2015
Cash used for operating activities	$(1,908)	$(11,007)
Cash used for investing activities	(638)	(4,419)
Cash provided by (used for) financing activities	12,879	(363)
Effect of exchange rate changes on cash and cash equivalents	138	(160)
Net change in cash and cash equivalents	$10,471	$(15,949)

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$29,813	$19,342

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2016, was $1,908 compared with $11,007 for the nine months ended September 30, 2015. The decrease of $9,099, or 82.7%, was mostly attributed to an increase in cash flows associated with a reduction in our net loss (further described above) and from net changes in assets and liabilities. Increases attributable to net changes in assets and liabilities were principally impacted by a reduction in net cash outflows associated with inventories based on our operating plans and increase in net cash inflows associated with prepaid expenses and other assets, principally due to a reduction in deposit payments to vendors and the collection of refundable income taxes. These increases were offset by a decrease in net cash inflows associated with accounts receivable and deferred revenue and customer prepayments and an increase in net outflows associated with accounts payable based on the timing of payment from customers and to vendors, respectively.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2016, was $638 compared with $4,419 for the nine months ended September 30, 2015. The decrease of $3,781, or 85.6%, was attributed to a decrease in capital expenditures (principally due to a reduction in spending for facility expansions) and approximately $52 in proceeds received from the sale of property and equipment (principally associated with our former Auburn, Washington PSC).

We expect our remaining 2016 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately less than $1,000).

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016, was $12,879 compared with cash used for financing activities of $363 for the nine months ended September 30, 2015.

Sources of cash for the nine months ended September 30, 2016, included net proceeds from the issuance of common stock (see further discussion above). Uses of cash for the nine months ended September 30, 2016, included principal payments on outstanding debt and capital leases.

Uses of cash for the nine months ended September 30, 2015, included principal payments on outstanding debt and capital and financing leases.

Off Balance Sheet Arrangements

In the course of our normal operations, our ExOne GmbH subsidiary issues guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security under a credit facility agreement held with a German bank. At September 30, 2016, total outstanding guarantees and letters of credit issued by us were approximately $1,277 with expiration dates ranging from November 2016 through July 2018. At December 31, 2015, total outstanding guarantees and letters of credit issued by us were approximately $685. For further discussion related to the credit facility agreement, refer to Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 59.3% and 44.5% of our consolidated revenue was derived from transactions outside the United States for the quarters ended September 30, 2016 and 2015, respectively. Approximately 54.0% and 45.4% of our consolidated revenue was derived from transactions outside the United States for the nine months ended September 30, 2016 and 2015, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and nine months ended September 30, 2016, would result in an increase (decrease) in revenue of approximately $800 and $1,800, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At September 30, 2016, we held approximately $29,813 in cash and cash equivalents of which approximately $22,859 was held by our United States parent in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2016, that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 22, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter and nine months ended September 30, 2016, with the oversight of executive management and the Audit Committee of our Board of Directors, we continued to take steps and additional measures to remediate the underlying causes of the identified material weaknesses including:

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as modified and supplemented by “Risk Factors” in Part II Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2016

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

Exhibit Number	Description	Method of Filing

10.1	Employment Agreement by and between The ExOne Company and James L. McCarley dated as of August 19, 2016.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on August 23, 2016.
10.2	Offer Letter to Mr. McCarley dated August 18, 2016.	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on August 23, 2016.
10.3	Letter agreement between The ExOne Company and Hans Sack dated August 19, 2016.	Incorporated by reference to Exhibit 10.3 to Form 8-K (#001-35806) filed on August 23, 2016.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.