Form 10-K
period 2016-12-31
ExOne Co
filed 2017-03-16
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates for the last business day of the registrant’s most recently completed second fiscal quarter was approximately $113.4 million.

As of March 16, 2017, 16,141,286 shares of common stock, par value $0.01 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

General

As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, the terms “ExOne,” “Company,”  “we,” “our,” “ours,” and “us” refer to The ExOne Company and its wholly owned subsidiaries.

Cautionary Statement Concerning Forward-Looking Statements

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop new 3D printing machines; our ability to qualify more industrial materials in which we can print; timing and length of sales of 3D printing machines; demand for our products; our ability to achieve cost savings through consolidation or exiting of certain North American operations; the impact of increases in operating expenses and expenses relating to proposed investments and alliances; the availability of skilled personnel; the impact of market conditions and other factors on the carrying value of long-lived assets; our competitive environment and our competitive position; our ability to continue as a going concern; individual customer contractual requirements; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; the impact of loss of key management; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine and the United Kingdom’s referendum to withdraw from the European Union; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; our plans regarding increased international operations in additional international locations; the scope, nature or impact of alliances and strategic investments and our ability to integrate strategic investments; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities, production service centers or ExOne adoption centers; the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; and material weaknesses in our internal control over financial reporting.

These and other important factors, including those discussed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, may cause our actual results of operations to differ materially from any future results of operations expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K. Before making a decision to purchase our common stock, you should carefully consider all of the factors identified in this Annual Report on Form 10-K that could cause actual results to differ from these forward-looking statements.

Implications of being an Emerging Growth Company

Since our initial public offering (“IPO”), we have continued to qualify as an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.

As an EGC:

•

We are exempt from the requirement to obtain an attestation and report from our independent registered public accounting firm on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

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

Trademarks, Service Marks and Trade Names

We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, M-FLEX, M-PRINT, S MAX, S-PRINT, X1 and X1-LAB. We also have applications for registration pending for the following trademark: EXERIAL. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in Brazil, China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark). Additionally, in March 2014 we acquired the trade names for Machin-A-Mation Corporation (“MAM”) and MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (“MWT”).

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

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of production service centers (“PSCs”) and ExOne adoption centers (“EACs”). We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed) uniquely position us to serve the needs of industrial customers.

Our 3D printing machines use our binder jetting technology, powdered materials, chemical binding agents and integrated software to print 3D products directly from computer models by repeatedly depositing very thin layers of powdered materials and selectively placing chemical binding agents to form the printed product. One of our key industry advantages is that our 3D printing machines are able to print products in materials which we believe are desired by industrial customers. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty sands and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing industrial metals and other materials, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our 3D printing machines with a prioritization of monolithic metals and certain ceramics.

We believe that we are a leader in providing 3D printing machines, 3D printed and other products, materials and services to industrial customers in the aerospace, automotive, heavy equipment, energy/oil/gas and other industries. In an effort to further solidify this position, we have focused on implementing a network of PSCs since our IPO. To facilitate faster adoption of our technology, in January 2017, we announced a plan to refocus certain of our PSCs located in the United States into EACs, to provide a greater variety of our latest binder and material sets, including cold hardening phenolic and sodium silicate production, as well as an expanded range of our machine platforms and machine options. We expect to provide regionally-based material development services, as well as expanded technical and training services within the EACs. Since our IPO, we have also increased capacity and upgraded technology in our production facilities in Germany and expanded our materials development initiatives.

Our revenue growth is driven by increasing customer acceptance of our 3D printing technology, and continued expansion of 3D printing equipment capabilities in terms of the diversity of material that can be printed, ability to configure 3D printing equipment to match specific customer requirements, and overall improvements in machine operating costs and productivity. In developing our next generation 3D printing machine platforms, we are focused on achieving the volumetric output rate demanded by our industrial customers and constantly expanding the diversity of materials which can be printed by our equipment.

Our customers are located primarily in North America, Europe and Asia. We are a party to non-disclosure agreements with many of our customers, and therefore, are often prohibited from disclosing many of our customers’ identities. Our customers include a number of Fortune 500 companies that are leaders in their respective markets, as well as mid-cap and smaller public and private companies. During 2016, 2015 and 2014 we conducted a significant portion of our business with a limited number of customers, though not necessarily the same customers for each respective period. During 2016, 2015 and 2014, our five most significant customers represented approximately 17.1%, 19.0% and 23.1% of our total revenue, respectively. During 2016, 2015 and 2014, there were no customers that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of our revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services are high volume, but generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

We manage our business globally in a single operating segment in which we develop, manufacture and market 3D printing machines, 3D printed and other products, materials and services. Geographically, we conduct our business through subsidiaries in the United States, Germany, Italy, Sweden and Japan.

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corporation was purchased by another company. In 2007, we were acquired by S. Kent Rockwell through his wholly owned company, Rockwell Forest Products, Inc. On January 1, 2013, ExOne was formed, when The Ex One Company, LLC was merged with and into a newly created Delaware corporation, which changed its name to The ExOne Company. On February 12, 2013, we completed our IPO, raising approximately $90.4 million in unrestricted net proceeds after underwriting commissions and offering costs. Subsequent secondary offerings of our common stock have resulted in raising approximately $78.0 million in additional unrestricted net proceeds after underwriting commissions and offering costs.

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

AM represents a transformational shift from traditional forms of manufacturing (e.g., machining or tooling), which are sometimes referred to as subtractive manufacturing. We believe that AM and 3D printing are increasingly poised to displace traditional manufacturing methodologies in a growing range of industrial applications. Our 3D printing process differs from other forms of 3D printing processes, in that we use a chemical binding agent and focus on metal and ceramic industrial products.

AM has focused on prototyping and small, limited production in order to find acceptance of its varying technologies by end users in order to convince users of traditional methods of the viability of such new applications. As AM has evolved, the focus has evolved into production readiness and increasing reliability and repeatability standards associated with higher requirements that industry demands.

ExOne and 3D Printing

We provide 3D printed and other products, materials and services primarily to industrial customers and other end-market users. We believe that we are an early entrant into the AM industrial products market and are one of the few providers of 3D printing solutions to industrial customers in the aerospace, automotive, heavy equipment and energy/oil/gas industries.

Our binder jetting technology was developed over 15 years ago by researchers at MIT. Our 3D printing machines build or print products from computer-aided drafting (“CAD”) models by depositing successive thin layers of particles of materials such as sand or metal powder in a “build box.” A moveable printhead passes over each layer and deposits a chemical binding agent in the selected areas where the finished product will be materialized. Each layer can be unique.

Depending on the industrial material used in printing, printed products may need post-production processing. We generally use silica sand or foundry sand for casting, both of which typically require no additional processing. Products printed in other materials, such as metals or glass, or for use in specific applications, may need varying amounts of heat treating, drying or other post-processing.

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

Industrial Materials. We supply printing materials to our customers that have been qualified for use with our machines. As we experience increased demand for our products globally, it is essential that the material supply chain and distribution channels be in close proximity to our current and prospective customers. To ensure that such a supply chain exists or quickly develops, we may vertically integrate the supply of our printing materials. In addition, for the highest quality printed products, the sand grains and metal particles used in the 3D printing process must be uniform in size and meet very specific tolerances. Vertically integrating would have the additional advantage of ensuring that our PSCs, EACs and 3D printing machine customers have certainty of access to the highest quality print materials, meeting the exact specifications of our 3D printing machines.

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

Our 3D printing machines are used primarily to manufacture industrial products that are ordered in relatively low volumes, are highly complex and have a high value to the customer. For example, the manufacture of an aircraft requires several complex parts, such as transmission housings (also known as gear-casings), which are needed in relatively low volume and have a high performance value in the aircraft. There are also a variety of machine parts made in traditional machining processes that can be made more cost effective using those processes. Over time, we may be able to manufacture some of those parts more cost effectively. Our technology is not appropriate for the mass production of simple parts, such as certain higher volume injection molded parts or certain higher volume parts made in metal stamping machines. Traditional manufacturing technology is more economical in making those parts. While we expect over time to be able to increase the kinds of parts that we can make more economically than using subtractive manufacturing, we do not ever expect to use our technology to make simple, low-cost, mass-produced parts.

The bulk of our 3D printing machines are used to make complex sand molds, which are used to cast these kinds of parts for several industries; although, in some cases, we make the end part directly. We intend to expand the direct part production portion of our business as we grow. In addition, as our technologies advance and our unit cost of production decreases, we believe that we can increase the type and number of products that our 3D printing machines can manufacture in a cost-effective manner, expanding our addressable market. The latest generation in our machine portfolio allows customers to engage with our binder jetting technology for industrial series production, beyond the rapid prototyping and small batch production for which our other systems are being used. In addition, we have expanded our machine capability to better process finer powders, thereby progressing our ability to print applications that may use certain metal powders or ceramics. Our ability to print finer powders is also directly related to our capability to directly print parts in monolithic materials as opposed to infiltrated materials.

Post-Print Processing. After a product is printed, the bound and unbound powder in the build box requires curing of the chemical binding agent. In the case of molds and cores, curing may occur at room temperature and the printed product is complete after the binder is cured. For other applications, a drying process (utilizing an industrial microwave or other means) may be necessary. The mold or core is then poured at a foundry, yielding the finished metal product. We believe that our casting technology offers a number of advantages over traditional casting methods, including increased yield, weight reduction and improved thermal range.

For other materials, such as stainless steel, bronze, iron and bonded tungsten, the product needs to be sintered, or sintered and infiltrated. With sintering, the product is placed into a furnace in an inert atmosphere to sinter the bonded particles and form a strong bonded porous structure. The porous structure can be further infiltrated with another material to fill the voids. After the sintering and infiltration, the product can be polished and finished with a variety of standard industrial methods and coatings. We believe that our 3D printing capabilities enable customers to develop the ideal design for products, freeing them of some of the design constraints inherent in traditional manufacturing, in the industrial metal of choice and in a more efficient manner than traditional manufacturing methods.

Customers and Sales

Educating Our Customers

Educating our customers and raising awareness in our target markets about the many uses and benefits of our 3D printing technology is an important part of our sales process. We believe that customers who experience the efficiency gains, decreased lead-time, increased design flexibility, and decreased cost potential of 3D printing, as compared to subtractive manufacturing, are more likely to purchase our 3D printing machines and be repeat customers of our products and services. We educate our customers on the design freedom, speed, and other benefits of 3D printing by providing printing and design services and support through our PSCs and EACs. We also seek to expose key potential users to our products through our PSCs and EACs, installed machines at customers’ locations, university programs, and sales and marketing efforts. Additionally, our EACs will provide a greater variety of our latest binder and material sets, including cold hardening phenolic and sodium silicate production, as well as an expanded range of our machine platforms and machine options. We expect to provide regionally-based material development services, as well as expand our technical and training services within the EACs.

Production Service Centers and ExOne Adoption Centers

We have established a network of PSCs in North Huntingdon, Pennsylvania; Gersthofen, Germany; Desenzano del Garda, Italy; Jönköping, Sweden; and Kanagawa, Japan.  In addition, we announced in January 2017 our plan to refocus our PSCs located in Troy, Michigan and Houston, Texas in the United States into EACs. Our three centers located in the United States were certified to ISO 9001:2008 as Industrial Additive Manufacturers. Through these centers, we provide sales and marketing and delivery of support and printing services to our customers. Our customers see our 3D printing machines in operation and can evaluate their production capabilities before ordering a 3D printing machine or a printed product or service. While our centers are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets, we are focusing on enhancing our existing centers to enable adoption rather than geographic expansion. As described below, enhancing our positon in strategic locations around the world is an important part of our business strategy.

For all customers, we offer the following support and services through our PSCs and EACs:

•

Pre-production Collaboration. Our pre-print services include data capture using software that enables customers to translate their product vision into a digital design format that can be used as an input to our 3D printing equipment. We help our customers successfully move from the design stage to the production stage, and help customers evaluate the optimal design and industrial materials for their production needs. For example, we worked with a customer to design and manufacture parts that eliminated significant weight from a helicopter, which was possible because of the flexibility and precision of our AM process. Our 3D printing machines are also able to deliver a replacement for a product broken by the customer rapidly or often immediately because we will already have the production computer file. Using subtractive manufacturing would take significantly longer.

•

Consumables. We provide customers with the inputs used in our 3D printing machines, including tools, printing materials, and bonding agents.  Our EACs will also provide a greater variety of our latest binder and material sets.

•

Training and Technical Support. Our technicians train customers to use our 3D printing machines through hands-on experience at our centers and provide field support to our customers, including design assistance, education on industrial materials, operations and printing training, instruction on cleaning, and maintenance and troubleshooting.  In addition, we expect our EACs will create more robust, regionally-based material development services, as well as technical and training services.

•	Replacement Parts and Service. We generally offer a standard twelve month warranty with the sale of a 3D printing machine to a customer. Thereafter, we offer a variety of service and support plans.

Our Competitive Strengths

We believe that our competitive strengths include:

•

Volumetric Output Rate. We believe that our 3D printing machines provide us the highest rate of volume output per unit of time among competing AM technologies. Because of our early entrance into the industrial market for AM and our investment in our core 3D printing technology, we have been able to improve the printhead speed and build box size of our 3D printing machines. As a result, we have made strides in improving the output efficiency of our 3D printing machines, as measured by volume output per unit of time. For example, the machine cost per cubic inch for our mid-size M-Flex machine is approximately 5% of the comparable machine cost of its predecessor model, assuming a constant 80% utilization rate over a five-year period. With continued advances in our core 3D printing technologies, we believe that our cost of production will continue to decline, increasing our ability to compete with subtractive manufacturing processes, particularly for complex products, effectively expanding our addressable market.

•

Printing Platform Size. The size of the build box area and the platform upon which we construct a product is important to industrial customers who may want to either make a high number of products per job run or make an industrial product that has large dimensions and is heavy in final form. The Exerial is one of the largest commercially available 3D printing build platforms at 3,168 liters. The Exerial is uniquely equipped with two build boxes, each 1.5 times larger than the single build box in our next largest model, the S-Max, a 1,260-liter platform machine, resulting in a total print volume of approximately 2.5 times that of the S-Max. We believe that our technology and experience give us the potential to develop large build platforms to meet the production demands of current and potential industrial customers. In addition, we have created machine platforms in various size ranges in order to cater to the varying demands of our customers. Our two largest platforms, the Exerial and S-Max, are differentiated from the machines of our competitors in their ability to print in an industrial size and scale. Our Innovent size platform provides a small build box for both lab work and qualification, as well as small part production.

•

Industrial Materials. Currently, our 3D printing machines are able to manufacture casting molds and cores from specialty sands and ceramics, which are the traditional materials for these casting products. Of equal importance, our 3D printing machines are capable of direct product materialization by printing in industrial metals and other materials, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our machines. Our current emphasis is related to monolithic metals and certain ceramics.

•

Chemical Binding. We use liquid chemical binding agents during the printing process. We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies, such as laser-fusing technologies. As an example, in order to increase the print speed of laser-based technologies, another expensive industrial laser must be added to the manufacturing process, raising the unit cost of production. For 2017, as we see the North American market adoption rate of sand printing technology accelerating, we have enhanced our S-Max platform, which has been designed with an expanded binding agent and base material configuration, to be positioned for growth in this area.

•

International Presence. Since our inception, we have structured our business to cater to major international markets. We have established one or more PSCs or EACs in each of North America, Europe and Asia. Because many of our current or potential customers are global industrial companies, it is important that we have a presence in or near the areas where these companies have manufacturing facilities.

•

Co-location of High Value Production. Over the last few years, many United States industrial manufacturers have outsourced products supply or otherwise created long, relatively inflexible supply chains for their high-complexity, high-value products. We believe that over the next few years, many of these companies will need to build these products in the United States near their primary manufacturing facilities in order to be competitive domestically and internationally. We believe we are well positioned to help these manufacturers co-locate the production of products so as to optimize our customers’ supply chains.

Our Business Strategy

The principal elements of our growth strategy include:

•

Qualify New Industrial Materials Printable In Our Systems. Our 3D printing machines are used for both development and commercial printing. We believe certain of our customers are interested in printing materials for their own development or other interests without regard to utilizing our post-processing methods. We have qualified for printing for production the following direct printed materials: 420 stainless steel infiltrated with bronze; 316 stainless steel infiltrated with bronze; iron infiltrated with bronze; IN Alloy 625; bronze; bonded tungsten and glass. We have also qualified silica sand and ceramics for indirect printing. We are in varying stages of qualifying additional industrial materials and advancing materials that are printable in our machines. Our current emphasis is related to monolithic metals and certain ceramics. These qualified materials are distinguishable from printable materials in that they are commercially available for sale in industrial densities or for finished products. Our 3D printing machines are used for both development and commercial printing. We believe that the variety of materials printable in our printing systems is more diverse than competing 3D printing technologies. By expanding both qualified and printable materials, we believe we can expand our market share and better serve our industrial customer base. In 2013, we established our ExOne Materials Application Laboratory (“ExMAL”), which focuses principally on materials development activities. We believe ExMAL capability, complemented by our expanded EAC network and a customer-centric focus, will continue to assist us in increasing the rate at which we are able to qualify new materials and applications.

•

Increase the Efficiency and Capabilities of Our Machines to Expand the Addressable Market. We intend to invest in further developing our machine technology so as to increase the volumetric output per unit of time that our machines can produce. We also intend to invest in continued advancements to the core capabilities of our equipment, these core capabilities include broadening the range of material particle sizes that can be printed in our equipment, enhanced real-time process monitoring, improved material handling, and improvements to overall machine post-printing productivity.

•

Focus On Customer Training and Education to Promote Awareness. As part of our ExOne Training and Education Center (“ExTEC”) we have supplied 3D printing equipment to numerous universities and research institutions in an effort to expand the base of future adopters of our technology. At ExTEC, technicians guide our current and prospective customers in the optimal use of 3D printing and customers gain digital access to our 3D printing knowledge database as it continues to evolve. We make ExTEC accessible to universities, individual customers, employees/trainees, designers, engineers and others interested in 3D printing. We will continue to educate the marketplace about the advantages of 3D printing. We currently offer ExTEC Academy instruction on indirect printing and machine operation in Gersthofen, Germany, with plans to expand our ExTEC Academy offerings into locations in the United States and Japan.

•

Reducing Overall Costs of Operating Our Machines.  We continue to reduce costs associated with operating our 3D printing machines.  We seek to qualify locally based, lower cost printing materials, including binder, sand and powdered metals, as well as lower cost replacement parts for our 3D printing machines.  We use a variety of means, including traditional supply chain and development projects, to reduce those costs.  We believe as we lower 3D printing machine run costs we will improve adoption rate by forming more cost efficient production processes.

•

Advance Pre-Print Design and Post-Print Processing Capabilities to Accelerate the Growth of Our 3D Printing Technology. Our next generation 3D printing machine platforms have achieved the volumetric output rate and quality necessary to serve industrial markets on a production scale. We believe that there is an opportunity to similarly advance the pre-print and post-print processing phases of product materialization to more fully exploit the transformative power of our 3D printing machines and drive growth. These opportunities relate to both direct and indirect product materialization. For direct printing production, we believe that enhancing pre-print processes, notably design optimization tools and suitable print material availability, can greatly accelerate our capture of market share in the near-term. Additionally, enhancements to post-print processing will increase the applications for printed products. In indirect production utilizing 3D printed molds and cores, advanced performance casting technologies can be leveraged to increase yields and reduce weight of casted products. To promote this advantage to the market we have developed a suite of processes, many of which are proprietary, for producing high-quality castings. This allows ExOne to provide industry guidance and support through all stages of production, from CAD at the design stage, through the 3D materialization of molds and cores, casting of the end product and rapid delivery to the end-user.

•

Implement a Network of Production Service Centers and ExOne Adoption Centers to Increase Customer Collaboration. Our centers provide a central location for customer collaboration and provide customers with a direct contact point to learn about our 3D printing technology, purchase products printed by us, and purchase our 3D printing machines. To facilitate faster adoption of our technology, we have announced a plan to refocus certain of our PSCs located in the United States into EACs to provide a greater variety of our latest binder and material sets, as well as an expanded range of our machine platforms and machine options. In addition, we expect our EACs will create more robust, regionally-based material development services, as well as technical and training services. Each center is located in a major industrial center near existing and potential customers. We continuously monitor both customer and market trends in assessing the opportunity to further expand our global network. For 2017, we are focusing on enhancing our existing centers to enable adoption rather than geographic expansion.

•

Pursue Growth Opportunities Through Alliances and/or Strategic Investments. We may opportunistically identify and, through alliances and/or strategic investment, integrate and advance complementary businesses, technologies and capabilities. Our goal is to expand the functionality of our products, provide access to new customers and markets, and increase our production capacity.

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

S-Max/S-Max+. The S-Max machine is our second largest indirect 3D printing machine presently available. We introduced the S-Max machine in 2010 to provide improved size and speed over the predecessor model, the S-15. The S-Max has a build box size of 1,800mm x 1,000mm x 700mm. The S-Max machine is generally used by customers interested in printing complex molds and cores on an industrial scale for casting applications. Each of our global PSCs and EACs has at least one S-Max machine installed on-site. In addition to our traditional S-Max machine, during 2014 we introduced an S-Max+ configuration designed for easier post-processing of the build box for certain applications which require phenolic or sodium silicate binder for printing.  We believe that the North American market adoption rate of sand printing technology is accelerating, and in response, we have enhanced our S-Max platform, which has been designed with an expanded binding agent and base material configuration, to be positioned for growth in this area.

S-Print/M-Print. The S-Print (indirect) and M-Print (direct) machines are our mid-sized 3D printing machines presently available. Both the S-Print and M-Print have a build box size of 800mm x 500mm x 400mm. The S-Print machine is generally used by customers interested in printing objects made from silica sand and ceramics, with a particular focus on industrial applications for smaller casting cores that are often required for the aerospace industry, especially in hydraulic applications. The build box size also permits the use of exotic and expensive print materials, such as ceramics, that are required for high heat/high strength applications. The M-Print machine is generally used by customers interested in direct printing of objects made from metals and glass. We have installed both S-Print and M-Print machines in certain of our PSCs and EACs to complement our S-Max machines currently in use.

M-Flex. The M-Flex machine is our most flexible direct 3D printing machine presently available. We introduced the M-Flex machine platform in 2013 to satisfy the demand for a large range of industrial customers that are interested in directly printing metals, ceramic and glass products. We have further developed a collaborative process for assisting the users in production implementation through our ExMAL and ExTEC organizational efforts. The M-Flex has a build box size of 400mm x 250mm x 250mm.

Innovent. The Innovent is the smallest of our direct 3D printing machines presently available. As an industrial-grade, laboratory-sized machine, Innovent allows for testing material properties, specifically in educational institutions, research laboratories, and research and development departments at commercial organizations. Innovent is uniquely designed in that it balances a specific build box for the technical qualification of materials with a smaller overall lab machine platform size, when compared to other industrial-grade 3D printing machines.  In 2016, we introduced our fine powder Innovent machine that 3D prints metal and ceramic objects that have higher printed density and achieves significant improvements in surface finish quality, ideally suited for the metal injection molding (“MIM”) and powder metallurgy (“PM”) industries. We offer a fine powder Innovent machine, as well as an Innovent upgrade package for existing equipment.

Binding Agents

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

In September 2015, we expanded our suite of 3D printing binder offerings to add a new class of phenolic binding agent, referred to as cold hardening phenolic ("CHP"). The CHP binder accelerates the 3D printing process by eliminating the infrared heating lamp that is utilized in the printing process with traditional phenolic binders. Using CHP, the polymerization of 3D printed molds and cores may occur at room temperature, further reducing both printing and curing time and eliminating the need for additional equipment such as a microwave. Alternatively, if additional drying is desired this may be achieved in a conventional air oven, equipment which is maintained by most industrial manufacturers.  Our initial introduction of CHP is through delivery to customers of benchmark and production parts printed in our Gersthofen, Germany PSC. We have qualified CHP on our S-Print and S-Max indirect printing machine platforms and are in the process of optimizing our indirect printing machine platforms for utilization of CHP.

Sodium silicate reduces or eliminates the release of fumes and gas in the casting process, helping to reduce costs associated with air ventilation and electrical and maintenance equipment, which we believe will appeal to casting houses that are in search of cleaner environmental processes. We have qualified sodium silicate on our S-Print and are in the process of optimizing our indirect printing machine platforms for further utilization of sodium silicate.

We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies such as laser-fusing technologies. As an example, in order to increase the print speed of laser-based technologies, another expensive industrial laser must be added to the manufacturing process, raising the unit cost of production.

Marketing and Sales

We market our products under the ExOne brand name in three major geographic regions — North America, Europe and Asia. Our sales are made primarily by our global sales force. Our sales force is augmented, in certain territories, by representatives with specific industry or territorial expertise. Even where we are supported by a representative, substantially all of our product and service offerings provided by our PSCs and EACs are sold directly to customers by us.

We believe that our direct selling relationship helps to create one of the building blocks for our business — the creation of true collaboration between us and industrial customers who are interested in 3D printing. Increasingly, industrial producers are considering shifting from subtractive manufacturing techniques to 3D printing. Our marketing efforts include educating potential customers about 3D printing technology through collaboration starting with pre-production services and continuing with production and technical support at our PSCs and EACs.

Acquisitions and Divestitures

On March 3, 2014, our ExOne Americas LLC subsidiary acquired substantially all the assets of MAM, a specialty machining operation located in Chesterfield, Michigan, for an aggregate purchase price of approximately $4.9 million. The purpose of this acquisition was to complement our existing PSC in Troy, Michigan, by expanding our post-processing capabilities. On January 26, 2017, we committed to a plan to exit the MAM operation as a result of a refocus of our operational strategy associated with the accelerating adoption rate of our sand printing technology in North America. We are currently exploring a plan of sale for certain of the assets associated with MAM.

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

Services and Warranty

We have fully trained service technicians to perform machine installations in North America, Europe and Asia. We generally provide a standard twelve month warranty on sales of 3D printing machines. Customers can purchase additional service contracts for maintenance and service. We also sell replacement parts which we maintain in stock worldwide to assist in providing service expeditiously to our customers.

Suppliers

Our largest suppliers in 2016, based upon dollar volume of purchases, were Bauer GmbH & Co KG, Erhardt & Leimer GmbH, Fuji Film Dimatix and Astro Manufacturing & Design.

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

Research and Development

We spent approximately $7.8 million, $7.3 million and $8.2 million on research and development during 2016, 2015 and 2014, respectively. We expect to continue to invest in our research and development activities in the future.

A significant portion of our research and development expenditures have been focused on the following:

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

Intellectual Property

Patents and Licenses. Our technology is covered by a variety of patents or licenses for use of patents. Through December 31, 2016, we were the worldwide licensee of certain patents of MIT for certain AM printing processes (the “MIT Patents”), with exclusive rights to practice the patents in certain fields including the application of the printing processes to metals (with sublicensing rights), and non-exclusive rights to practice the patents in certain fields including the application of the printing processes to certain non-metals (without sublicensing rights). Additionally, we hold patents solely as majority owner, as a result of our own technological developments. Our patents are issued in the United States and in various foreign jurisdictions, including Germany and Japan. As a result of our commitment to research and development, we also hold process patents and have applied for other patents for equipment, processes, materials and 3D printing applications. The expiration dates of our patents range from 2023 to 2036.

The MIT Patents which we previously licensed have expiration dates ranging from 2017 to 2021 in the United States. We believe that our decision not to renew our prior licenses will not impact our business; however, the expiration of the MIT Patents or the license expiration may allow our competitors that were previously prevented from doing so to utilize binder jetting 3D printing. Nonetheless, we have developed know-how and trade secrets relative to our 3D printing technology and believe that our early entrance into the industrial market provides us with a timing and experience advantage. Through our investment in our technology, we have been able to qualify industrial materials for use in our 3D printing machines and we intend to continue such efforts. In addition, we have taken steps to protect much of our technology as a trade secret. Given the significant steps that we have taken to establish our experience in AM for industrial applications, as well as our ongoing commitment to research and development, we intend to maintain our preeminent position in the AM industry market.

Trademarks. We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, M-FLEX, M-PRINT, S MAX, S-PRINT, X1 and X1-LAB. We also have applications for registration pending for the following trademark: EXERIAL. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in Brazil, China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark). Additionally, in March 2014 we acquired the trade names for MAM and MWT.

Trade Secrets. The development of our products, processes and materials has involved a considerable amount of experience, manufacturing and processing know-how and research and development techniques that are not easily duplicated. We protect this knowledge as a trade secret through the confidentiality and non-disclosure agreements which all employees, customers and consultants are required to sign at the time they are employed or engaged by us. Additional information related to the risks associated with our intellectual property rights are described within Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Some of the companies that have developed and employ one or more AM technologies include: Hoganas AB, Viridus3d, 3D Systems Corporation, Stratasys Inc., HP Inc., EOS GmbH, EnvisionTEC, Concept Laser, Solid Model Ltd., Voxeljet AG and General Electric Co.

Some of these processes and companies compete with some of the products and services that we provide. Despite the challenging competitive landscape, we believe that we are the only AM printing solutions provider that focuses primarily on metal industrial applications on a production scale. Our competitive advantages, including the size of our build platforms, the speed of our printheads, the variety of materials used by industrial manufacturers in which we can print, the industry qualification of many of the materials we print in, our robust market capabilities, and our suite of machine system families offering scale and flexibility, also serve to differentiate us from the other competitors in the AM market.

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

Seasonality

Purchases of our 3D printing machines often follow a seasonal pattern owing to the capital budgeting cycles of our customers. Generally, 3D printing machine sales are higher in our third and fourth quarters than in our first and second quarters; however as acceptance of our 3D printing machines as a credible alternative to traditional methods of production grows, we expect to limit the seasonality we experience.

Backlog

At December 31, 2016, our backlog was approximately $19.7 million, of which, approximately $17.7 million is expected to be fulfilled during the next twelve months. At December 31, 2015, our backlog was approximately $16.5 million.

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

Employees

At December 31, 2016, we employed a total of 309 (278 full-time) employees at our ten global locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with them are good.

Product and Geographic Information

Refer to Note 21 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Item 1A, “Risk Factors”.

Executive Offices

Our principal executive offices are located at 127 Industry Boulevard, North Huntingdon, Pennsylvania 15642 and our telephone number is (724) 863-9663.

Available Information

Our website address is http://www.exone.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge at http://www.exone.com/financials.cfm. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our Executive Vice President, Chief Legal Officer and Corporate Secretary at (724) 863-9663.

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

Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	The degree of market acceptance of our products;
•	The mix of products that we sell during any period;
•	Our long sales cycle;
•	Generally weaker demand for machines in the first and second quarters;
•	Entry of new competitors into our markets;
•	Development of competitive systems by others;
•	Changes in our pricing policies or those of our competitors, including our response to price competition;
•

Delays between our expenditures to develop and market new or enhanced machines and products or to develop, acquire or license new technologies and processes and the generation of sales related thereto;

•	Changes in the amount we spend to promote our products and services;
•	The geographic distribution of our sales;
•	Changes in the cost of satisfying our warranty obligations and servicing our installed base of products;
•	Our level of research and development activities and their associated costs and rates of success;
•	Changes in the size and complexity of our organization;
•	Interruptions to or other problems with our information technology systems, manufacturing processes or other operations;
•	General economic and industry conditions that affect end-user demand and end-user levels of product design and manufacturing;
•	Changes in accounting rules and tax laws; or
•	Changes in interest rates that affect returns on our cash balances and short-term investments.

Due to the foregoing factors, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.

We may not be able to generate operating profits.

Since our inception, we have not generated operating profits. In the event that we are unable to execute on our business plan, we may be unable to generate profits in the future.

Our operating expenses (which include research and development and selling, general and administrative expenses) were approximately $28.5 million, $29.9 million (excluding approximately $4.4 million of a goodwill impairment charge) and $32.2 million for 2016, 2015 and 2014, respectively. Our research and development expenses are due primarily to continued investment in our 3D printing machine technology and costs associated with our materials qualification activities, including research and development headcount. Our selling, general and administrative expenses are due primarily to personnel costs associated with managing a public company and certain professional service fees (including legal, audit and other consulting expenses). We believe that our operating expenses may increase in future periods as we pursue our growth strategies. Increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an adverse effect on our financial condition.

We may not be able to adequately increase demand for our products.

The marketplace for industrial manufacturing is dominated by conventional manufacturing methods that do not involve additive manufacturing.  Our business plan is built around a steady increase in the demand for our products. However, only a relatively small number of our potential customers know of the existence of AM and are familiar with its capabilities, and even fewer understand the potential benefits of using AM to manufacture products. If we do not develop effective strategies to raise awareness among potential customers of the benefits of AM and 3D printing, we may be unable to increase or sustain the level of sales of our products and machines, which would adversely affect our results of operations.

Our ability to achieve savings through our plan to consolidate or exit certain of our North American operations may be adversely affected by management’s ability to fully execute the plans as a result of various factors within or beyond the control of management.

We have initiated a plan to consolidate or exit certain of our North American operations, which include steps that we believe are necessary to enhance the value and performance of the Company.  Factors within or beyond the control of management may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the consolidation or exit activities timely or if additional or unanticipated issues arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our planned consolidation and exit activities may place substantial demands on our management, which could lead to diversion of management’s attention from other business priorities and result in a reduced customer focus.

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

We face significant competition in many aspects of our business, which could cause our revenues and gross profit margins to decline. Competition could also cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

We compete for customers with a wide variety of producers of equipment for models, prototypes, other 3D objects and end-use parts as well as producers of print materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, print materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources that are substantially greater than ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and print materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, from our entry into new geographic markets and industries and from improvements to existing print materials and equipment technologies. In addition, a number of companies have announced beginning production of 3D printers, which will further enhance the competition we face.

We intend to continue to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, our revenues and demand for our products may decrease.

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

Approximately 54.0%, 50.9% and 51.9% of our consolidated revenue was derived from transactions outside the United States for 2016, 2015 and 2014, respectively. In addition, one of our growth strategies is to pursue additional opportunities for our business in several areas of the world outside of the United States, any or all of which could be adversely affected by the risks set forth below. Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

•	Challenges in providing solutions across a significant distance, in different languages and among different cultures;
•	Civil unrest, acts of terrorism and similar events;
•	Fluctuations in foreign currency exchange rates;
•	Potentially longer sales and payment cycles;
•	Potentially greater difficulties in collecting accounts receivable;
•	Potentially adverse tax consequences;
•	Reduced protection of intellectual property rights in certain countries;
•	Different, complex and changing laws governing intellectual property rights; sometimes affording reduced protection of intellectual property rights in certain countries;
•	Difficulties in staffing and managing foreign operations;
•	Laws and business practices favoring local competition;
•	Costs and difficulties of customizing products for foreign countries;
•	Compliance with a wide variety of complex foreign laws, treaties and regulations;
•	Restrictions imposed by local labor practices and laws on our business and operations;
•	Rapid changes in government, economic and political policies and conditions; political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events;

•	Operating in countries with a higher incidence of corruption and fraudulent business practices;
•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;
•	Costs and difficulties of customizing products for foreign countries;
•	Transportation delays;
•	Tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets; and
•	Becoming subject to the laws, regulations and court systems of many jurisdictions.

Any of these factors could materially adversely affect sales of our products to global customers or harm our reputation, which could adversely affect our results of operations. In addition, the consequences of terrorism or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business.

The new Trump Administration may make substantial changes to fiscal, tax and international trade policies that may adversely affect our business, financial condition and results of operations.

The Trump Administration has called for substantial change to various fiscal, tax and international trade policies. We cannot predict the impact, if any, of these changes to our business, financial condition and results of operations. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

As a multi-national company with material business operations in Europe, we are subject to risks generally associated with doing business internationally. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.  If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business interests in the United Kingdom and the European Union, our customers and suppliers in the United Kingdom and European Union and our business interests outside the United Kingdom and European Union. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

Our Executive Chairman, S. Kent Rockwell, beneficially owns approximately 28.5% of our outstanding shares of common stock.  As a holder of 28.5% of our common shares, Mr. Rockwell may have effective control over the election of our Board of Directors and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes of Mr. Rockwell.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to meet the growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current non-compliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we may not be able to achieve our planned rate of growth, which will adversely affect our results of operations. Additional equity financing may result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors.  Also, although S. Kent Rockwell, our Executive Chairman and our controlling stockholder, recently provided capital to us through a related entity, he has no obligation to do so and our stockholders should have no expectation that he will do so in the future.

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

For example, the energy/oil/gas industry is highly cyclical and demand for our products and services in such industry is substantially dependent on the level of expenditures by the industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. Crude oil prices have dropped precipitously since September 2014. As oil and gas companies continue to reduce planned capital spending in light of the decline in commodity prices, our results of operations may be adversely affected.

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

We explore from time to time various strategic investments, and/or alliances, some of which we believe will promote advances in pre-print and post-print processes. With respect to strategic investments, and/or alliances that we may pursue, there is no guarantee that we will complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. We may not be able to successfully negotiate and complete a specific investment, or alliance on favorable terms. If we do complete transactions, they may not ultimately strengthen our competitive position or may not be accretive to ExOne for a period of time which may be significant following the completion of such transaction.

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

The uncertain direction and relative strength of the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect spending behavior of potential end-users of our products. The prospects for economic growth in the United States and other countries (particularly countries within Europe, Russia, India and China) remain uncertain and may cause end-users to further delay or reduce technology purchases. The global financial crisis starting in 2008 affecting the banking system and financial markets has resulted in a tightening of credit markets, lower levels of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. These conditions may make it more difficult for our end-users to obtain financing.

As a global company, we may be adversely affected by violations of the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), similar anti-bribery laws in other jurisdictions in which we currently or may in the future operate, or various international trade and export laws.

Our business plan envisions that we will conduct increasing amounts of business outside of the United States, which will create various domestic and foreign regulatory challenges. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit United States-based companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. We have policies and controls in place designed to ensure internal and external compliance with these and other anti-bribery laws. To ensure compliance, our anti-bribery policy and training on a global basis provides our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls, and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to the intentional or inadvertent acts of our employees, or due to the intentional or inadvertent acts of others), we could suffer criminal or civil penalties, including monetary damages or other sanctions, which could have a material adverse effect on our business. In addition, actual or alleged violations could damage our reputation and adversely affect our results of operations.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption or failure of these systems could adversely affect our results of operations.

We rely on our information technology (“IT”) systems to manage numerous aspects of our business and provide analytical information to management. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. Our IT systems allow us to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to or failure of our IT systems, including our computer systems, could significantly limit our ability to manage and operate our business efficiently. Although we take steps to secure our IT systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunication services, operator negligence, loss of data, security breaches and computer viruses. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or client data, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber security attacks. Any such disruption or loss of business information could materially and adversely affect our reputation, brand, results of operations and financial condition.

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

Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention, and damage to our reputation.

Our 3D printing systems may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a system has been used. This could result in delayed market acceptance of those systems or claims from sales agents, end-users or others, which may result in litigation, increased end-user service and support costs and warranty claims, damage to our reputation and business, or significant costs to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

We could face liability if our 3D printers are used by our customers to print dangerous objects.

Customers may use our 3D printers to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been recent news reports that 3D printers were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our 3D printers, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our 3D printers. While we have never printed weapons in any of our service centers, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our 3D printers.

Workplace accidents or environmental damage could result in substantial remedial obligations and damage to our reputation.

Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us.  In addition, in the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations.  The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses.  Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

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

If any of our manufacturing facilities or PSCs or EACs are disrupted, sales of our products may be disrupted, which could result in loss of revenues and an increase in unforeseen costs.

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. In addition, we have a network of PSCs and EACs in the United States, Germany, Italy, Sweden and Japan to provide sales and marketing and delivery of support and printing services to our customers.

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

Risks Related to Our Intellectual Property

If we are unable to obtain patent protection for our products or otherwise protect our intellectual property rights, our business could suffer.

We rely on a combination of patents, trademarks, trade secrets and confidentiality agreements and other contractual arrangements with our employees, end-users and others to maintain our competitive position. Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know-how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights.

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In addition, our pending patent applications may not be granted, and we may not be able to obtain foreign patents or elect to file applications corresponding to our United States and European Union patents. The laws of certain countries outside the United States and European Union may not provide the same level of patent protection as in the United States and the European Union, so even if we assert our patents or obtain additional patents in countries outside of the United States and the European Union, effective enforcement of such patents may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer additive manufacturing systems or other products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. Any of the foregoing events would lead to increased competition and lower revenues or gross margins, which could adversely affect our operating results.

We may not be able to protect our trade secrets and intellectual property.

While some of our technology is licensed under patents belonging to others or is covered by process patents which are owned or applied for by us, much of our key technology is not protected by patents. Furthermore, patents are jurisdictional in nature and therefore only protect us in certain markets, rather than globally. In particular, in fast-growing markets such as China and India, our technology is not protected by patents. We have devoted substantial resources to the development of our technology, trade secrets, know-how and other unregistered proprietary rights. While we enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated. Such agreements may be breached and confidential information may be willfully or unintentionally disclosed, or our competitors or other parties may learn of the information in some other way. Since we cannot legally prevent one or more other companies from developing similar or identical technology to our unpatented technology, it is likely that, over time, one or more other companies may be able to replicate our technology, thereby reducing our technological advantages. If we do not protect our technology or are unable to develop new technology that can be protected by patents or as trade secrets, we may face increased competition from other companies, which may adversely affect our results of operations.

We enjoy license rights and exclusivity of certain patents and intellectual property and cannot adequately estimate the effects of their expiration upon the entrance or advancement of competitors into the AM industrial market.

We have exclusive license and non-exclusive license rights to certain patents that we utilize in the industrial market. Some of these rights expired in 2016, and others are scheduled to expire in future periods. The expiration of these rights or patents could reduce barriers to entry into the AM industrial market, which could result in the reduction of our market share and earnings potential. We cannot adequately estimate the effect that the expiration of these rights or patents will have upon the entrance or advancement of other AM manufacturers into the industrial market.

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

Our products and technology, including the technology that we license from others, may infringe the intellectual property rights of third parties. Patent applications in the United States and most other countries are confidential for a period of time until they are published, and the publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, the nature of claims contained in unpublished patent filings around the world is unknown to us, and we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications or that we were the first to file patent applications covering such inventions. Furthermore, it is not possible to know in which countries patent holders may choose to extend their filings under the Patent Cooperation Treaty or other mechanisms. In addition, we may be subject to intellectual property infringement claims from individuals, vendors and other companies, including those that are in the business of asserting patents, but are not commercializing products in the field of 3D printing. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. Any infringement by us or our licensors of the intellectual property rights of third parties may have a material adverse effect on our business, financial condition and results of operations.

Third-party claims of intellectual property infringement successfully asserted against us may require us to redesign infringing technology or enter into costly settlement or license agreements on terms that are unfavorable to us, prevent us from manufacturing or licensing certain of our products, subject us to injunctions restricting our sale of products and use of infringing technology, cause severe disruptions to our operations or the markets in which we compete, impose costly damage awards or require indemnification of our sales agents and end-users. In addition, as a consequence of such claims, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products or developing non-infringing substitute technology. Any of the foregoing developments could seriously harm our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the United States Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our exclusive licensors fail to maintain the patents and patent applications covering our products and processes, our competitive position would be adversely affected.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our intellectual property rights, opposing third parties from obtaining patent rights or disputes related to the validity or alleged infringement of our or third-party intellectual property rights, including patent rights, we have been and may in the future be subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. We may not prevail in any such dispute or litigation, and an adverse decision in any legal action involving intellectual property rights, including any such action commenced by us, could limit the scope of our intellectual property rights and the value of the related technology. While we strive to avoid infringing the intellectual property rights of third parties, we cannot provide any assurances that we will be able to avoid any infringement claims.

Certain of our employees and patents are subject to the laws of Germany.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Certain of our past and present employees were previously employed at other additive manufacturing companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. As we expand our operations into the United States and elsewhere, we may face similar claims with regard to our future employees in these countries.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company with shares listed on The NASDAQ Stock Market, we incur significant accounting, legal and other expenses that we would not incur as a private company.  These expenses will increase after we are no longer an EGC. We incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), the Dodd-Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market. Compliance with these rules and regulations result in increased legal and financial compliance costs and make certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

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

As long as we remain an EGC as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We will continue to operate under these provisions until December 31, 2018, or such earlier time that we are no longer an EGC.

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

As an EGC we follow certain corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of the NASDAQ Stock Market. Following our EGC governance practices, as opposed to the requirements that would otherwise apply to a company listed on the NASDAQ Stock Market, may provide less protection to our investors than what is accorded to investors under the Listing Rules for the NASDAQ Stock Market applicable to non-EGC issuers and could make our common stock less attractive to investors.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we concluded that there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weakness in internal control over financial reporting is as follows:

The design and operating effectiveness of internal controls related to our information technology system specific to our ExOne GmbH subsidiary was not sufficient to allow for accurate and timely reporting of our consolidated financial results. The information technology system specific to our ExOne GmbH subsidiary responsible for recording, processing and summarizing transactions has not been sufficiently implemented to reduce the amount of manual processes and controls necessary to ensure accurate and timely reporting of financial information, in particular as it relates to our accounting for ExOne GmbH specific inventories. As a result, in connection with the financial statement closing process specific to our ExOne GmbH subsidiary, we recorded certain manual, post-close adjustments to inventories which delayed internal reporting of our subsidiary operating results in preparing our consolidated financial statements included in this Annual Report on Form 10-K.

We are developing a project plan, with oversight from our executive management and Audit Committee of our Board of Directors, to address the identified material weakness in our information technology system platform specific to our ExOne GmbH subsidiary, in particular, how this information technology system platform impacts our accounting for inventories specific to ExOne GmbH. This project plan includes the identification and remediation of known errors in the original implementation of, and subsequent changes to, this information technology system platform in an effort to reduce certain manual processes and controls necessary to ensure accurate and timely reporting of operating results associated with this subsidiary.

We documented and evaluated our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2016, and, as described in Item 9A, “Controls and Procedures”, management has determined that our internal control over financial reporting was ineffective as of December 31, 2016. Furthermore, as our business continues to grow internationally, our internal controls will become more complex and will require significantly more resources and attention to remediate existing control deficiencies and improve the effectiveness of our internal controls over financial reporting. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in our financial results may weaken, and our share price may suffer.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Additionally, Section 404(b) of the Sarbanes-Oxley Act requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As an EGC, we will not be required to comply with Section 404(b) until we file our Annual Report on Form 10-K for the year ended December 31, 2018, with the SEC, provided we maintain our status as an EGC through December 31, 2018.

The additional measures necessary to remediate the underlying causes of our identified material weakness and our future compliance with Section 404(b) will require that we incur substantial accounting expense and expend significant management efforts. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have the following locations:

Location	Nature of Facility	Owned or Leased	Approximate Square Footage
United States
North Huntingdon, Pennsylvania	Corporate Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	67,886
Troy, Michigan	EAC	Owned	19,646
Chesterfield, Michigan*	Specialty Machining	Owned	21,175
Houston, Texas	EAC	Owned	12,000
North Las Vegas, Nevada*	PSC	Owned	17,240
St. Clairsville, Ohio	Research and Development	Owned	12,860

Europe
Gersthofen, Germany	European Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	200,585
Desenzano del Garda, Italy	PSC and Machine Sales Center	Leased	3,300
Jönköping, Sweden	PSC	Leased	N/A**

Asia
Kanagawa, Japan	PSC and Machine Sales Center	Owned	18,882

* In April 2016, we announced a plan to consolidate certain of our 3D printing operations from our Auburn, Washington facility into our North Las Vegas, Nevada facility. In executing this plan, we were able to secure a firmly committed sublease from a third party for our Auburn, Washington facility through December 2018 which substantially covers all of the 11,600 in approximate square footage. Separately, in January 2017, we announced a plan to consolidate our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities. We have also announced a plan to exit our specialty machining operation in Chesterfield, Michigan. We are currently evaluating alternatives (including asset sales) for the properties associated with these operations.

** We have a cooperation agreement with Swerea SWECAST AB in Sweden which allows for the use of certain undefined operating space sufficient to support our PSC operations at the facility.

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

Year Ended December 31, 2016	High	Low
First quarter	$13.90	$6.60
Second quarter	$14.75	$9.03
Third quarter	$15.50	$9.65
Fourth quarter	$16.15	$9.13

Year Ended December 31, 2015	High	Low
First quarter	$17.92	$13.19
Second quarter	$15.97	$11.08
Third quarter	$11.42	$5.81
Fourth quarter	$12.67	$6.50

Stockholders

As of March 8, 2017, there were 37 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013, and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2016:

	Number of Securities
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)*
Equity Compensation Plans Approved by Security Holders	314,303	$15.62	1,470,077
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

*

A maximum of 1,454,927 shares of common stock were reserved for issuance under the Plan for 2016, and awards of incentive stock options and restricted stock were made in 2016 for a total of 213,500 awards. Forfeitures and expirations of awards previously issued under the Plan totaled 39,335 for 2016. The Plan provides for automatic increases in the reserve available annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or a number of shares of common stock determined by our Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments. Based on 16,111,286 shares outstanding on December 31, 2016 (including unvested restricted stock), an additional 189,315 shares of common stock may be reserved for issuance under the Plan for 2017 for a total of 1,470,077 being available for issuance under the Plan for 2017.

Stock Performance Graph

The following graph compares the performance of our common stock with the NASDAQ Composite Index and the S&P 1500 Industrial Machinery Index. Such information shall not be deemed to be “filed.”

Company/Index	February 7, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016	December 31, 2016
The ExOne Company	$100	$233	$228	$149	$63	$42	$38	$40	$35
NASDAQ Composite Index	$100	$108	$134	$139	$150	$158	$158	$154	$172
S&P 1500 Industrial Machinery Index	$100	$106	$134	$139	$137	$138	$125	$140	$164

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

 Item 6. Selected Financial Data.

The data presented in the Selected Financial Data table should be read in conjunction with the information required to be provided in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

	For the years ended December 31,
(dollars in thousands, except per share amounts and 3D printing machine unit data)	2016	2015	2014	2013	2012
Statement of consolidated operations and comprehensive loss data:
Revenue - third parties	$47,713	$38,918	$43,029	$39,480	$28,657
Revenue - related parties	75	1,435	871	—	—
Total	$47,788	$40,353	$43,900	$39,480	$28,657
Net loss(a)	$(14,598)	$(25,865)	$(21,843)	$(6,455)	$(10,168)
Net loss per common share(a):
Basic	$(0.92)	$(1.79)	$(1.52)	$(0.51)	N/A(b)
Diluted	$(0.92)	$(1.79)	$(1.52)	$(0.51)	N/A(b)
Consolidated balance sheet data:
Cash and cash equivalents	$27,825	$19,342	$36,202	$98,445	$2,802
Property and equipment - net	$51,134	$54,832	$55,298	$32,772	$12,467
Total assets(c)(d)	$104,178	$107,916	$133,078	$158,379	$32,833
Line of credit	$—	$—	$—	$—	$528
Demand note payable to member	$—	$—	$—	$—	$8,666
Long-term debt and capital lease obligations(d)(e)	$1,858	$2,071	$2,543	$3,177	$10,502
Total stockholders’ equity(f)	$87,780	$89,073	$118,545	$146,700	$41
Other data:
3D printing machine units sold:
S-Max+	1	1	1	—	—
S-Max	12	7	11	13	9
S-Print	3	2	1	3	3
S-15	2	1	1	1	1
M-Print(g)	—	1	1	—	—
M-Flex	5	3	9	6	—
Innovent(g)	9	10	—	—	—
X1-Lab	1	1	4	5	—
Micromachinery(h)	—	—	—	1	—
	33	26	28	29	13

(a)

Amounts relating to 2013 and 2012 are representative of Net loss attributable to ExOne and Net loss attributable to ExOne per common share as a result of the consolidation of certain variable interest entities (“VIEs”) for which ExOne was identified as the primary beneficiary during those respective annual periods. The identified VIEs failed to meet the definition of a variable interest entity following acquisition of certain assets and assumption of certain debt of the identified VIEs in March 2013 by ExOne Americas LLC. As such, the identified VIEs were deconsolidated from the Company as of the acquisition date.

(b)

Information not comparable for 2012 as a result of the Reorganization of the Company as a corporation on January 1, 2013. Refer to Note 1 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

(c)

Amounts relating to 2014, 2013 and 2012 have been revised as a result of our adoption of FASB guidance relating to the presentation of deferred income taxes in November 2015. This guidance resulted in the simplification of the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. This guidance was required to be applied retrospectively upon adoption, thus amounts related to the referenced years have been adjusted to conform with this adoption as compared to amounts previously reported by the Company.

(d)

Amounts relating to 2015, 2014, 2013 and 2012 have been revised as a result of our adoption of FASB guidance relating to the presentation of debt issuance costs in December 2016. Refer to Note 1 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

(e)	Amounts relating to 2014, 2013 and 2012 include certain transactions accounted for by the Company as financing leases. Such transactions were settled by the Company during 2015.
(f)

The amount relating 2012 is representative of Members’ equity as this amount precedes the Reorganization of the Company as a corporation on January 1, 2013. Refer to Note 1 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

(g)

During 2015, one M-Print unit and two Innovent 3D printing machine units were sold to related parties. During 2014, one M-Print 3D printing machine unit was sold to a related party.  There were no sales of 3D printing machine units to related parties during 2016, 2013 or 2012. Refer to Note 20 to consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

(h)	Micromachinery relates to the sale of a 3D printing machine associated with the Company’s laser micromachining product line which was discontinued at the end of 2014.

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

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of PSCs and EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed) uniquely position us to serve the needs of industrial customers.

Recent Developments

On January 26, 2017, we committed to a plan to consolidate certain of our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities and exit our non-core specialty machining operations in our Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of our sand printing technology in North America which has resulted in a refocus of our operational strategy. Both actions are expected to be completed by June 30, 2017. We expect to record restructuring charges associated with this plan of approximately $1,100 to $1,600, of which approximately $1,000 to $1,300 will be non-cash. The restructuring charges are expected to consist of approximately $100 to $200 for employee termination costs, approximately $1,000 to $1,300 in asset impairment charges for certain property and equipment and intangible assets expected to be sold or abandoned, and approximately $100 for other associated exit costs.

In April 2016, we committed to a plan to consolidate certain of our 3D printing operations from our Auburn, Washington facility into our North Las Vegas, Nevada facility and reorganize certain of our corporate departments as part of our 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, we incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to our Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by us in connection with this plan, we also have an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, we were able to secure a firmly committed sublease arrangement with a third party which fully offsets our remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. We have settled all amounts associated with involuntary employee terminations. The consolidation of our 3D printing operation in our Auburn, Washington facility into our North Las Vegas, Nevada facility is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to the plan (including the closure of the Auburn, Washington facility and reorganization of corporate departments) of approximately $1,000, with approximately $800 in the form of cash cost savings and approximately $200 in the form of reduced depreciation expense.

Note the following additional developments for 2016:

•

ATM offerings. In January 2016, we announced our ATM with FBR and MLV pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act.  During the quarter ended March 31, 2016, we sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to us of approximately $843. Net proceeds to us from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM).

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

•

Awarded $1.5 million contract with United States Missile Defense Agency. In July 2016, we announced our award of a three-year contract valued at approximately $1,500 with the United States Missile Defense Agency for the application of 3D printing in the development of silicon carbide components.

•

Announced Introduction of 3D Printing With Industry Standard Metal and Ceramic Powders of Less Than 10 Microns. In October 2016, we announced certain advancements to our Innovent direct 3D printing machine which enables the printing of industry standard metal and ceramic powders of less than 10 microns. This results in a higher density and significant improvements in surface finish quality for printed products. As a result of these advancements, we were also able to announce our addition of stainless steel 316L to our material portfolio, representing our second single metal alloy (Inconel Alloy 625 our first) for industrial 3D printing applications. In addition to offering fine powder capability on future Innovent units, we have also developed an upgrade package for existing Innovent customers for conversion. We plan to further apply this technology to our other direct printing machine development efforts including larger format printing systems as part of our future machine development strategy.

Outlook

Our 2017 priorities include the following:

•

Continue to accelerate the adoption rate of binder jetting technologies. In 2016, we continued our growth at an accelerated rate as we further proliferated the use of binder jetting in additive manufacturing. We continued to introduce new technologies, including advancements to our machine platforms (specifically, our sodium silicate binding agent for use in our Exerial platform and our fine powder Innovent). We improved applications for both direct printing and indirect printing (in the form of new material sets and/or printing processes or refinements). We also significantly expanded our global installed base of machines by delivering to our customers a record number of our 3D printing machines. In 2017, we plan to grow our market leading position with respect to indirect 3D printing solutions for customers and continue advancing our innovations in direct printing (principally through an expansion of our fine powder printing capabilities, including certain research and development activities associated with a larger format direct printing machine).

•

Evaluation of our business model. In 2017, we plan to focus our efforts on optimizing our business model, including maximizing our facility utilization and our gross profit. We have consolidated certain of our operations in 2016 and 2017 and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSC and other operations, including, but not limited to, converting certain of our PSCs into EACs. We are reviewing our product lines to better manage our product marketing and delivery to our customers to accelerate the adoption rate of our technologies.

•

Strengthening our commercial team and reprioritizing our focus. We have recently added new talent to our commercial leadership team and have added new tools and processes to improve the efficiency and effectiveness of our selling efforts. As our global installed base of 3D printing machines continues to grow we continue to invest in our customer-centric approach to managing our operations (including talent addition and the process of converting certain of our PSCs into EACs). Our goal is to collaborate with our customers and remain the market leader and supplier of choice for binder jetting technologies and products for industrial applications.

Backlog

At December 31, 2016, our backlog was approximately $19,700 of which approximately $17,700 is expected to be fulfilled during the next twelve months. At December 31, 2015, our backlog was approximately $16,500.

Impairment

During the quarter ended December 31, 2016, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

3D printing machines. 3D printing machine revenues consist of 3D printing machine sales and leasing arrangements. Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or an extended warranty). 3D printing machine sales and leasing arrangements are influenced by a number of factors including, among other things, the adoption rate of our 3D printing technology, end-user product design and manufacturing activity, the capital expenditure budgets of end-users and potential end-users and other macroeconomic factors. Purchases or leases of our 3D printing machines, particularly our higher-end, higher-priced systems, typically involve long sales cycles. Several factors can significantly affect revenue reported for our 3D printing machines for a given period including, among others, the overall low unit volume of 3D printing machine sales, the sales mix of machines for a given period and the customer-driven acceleration or delay of orders and shipments of machines.

3D printed and other products, materials and services. 3D printed and other products, materials and services consist of sales of products printed in our global PSC and EAC network or manufactured through our specialty machining operations or castings, consumable materials and replacement parts for the network of 3D printing machines installed by our global customer base and services for maintenance and certain research and development activities. Our PSCs and EACs utilize our 3D printing machine technology to print products to the specifications of customers. In addition, our PSCs and EACs also provide support and services such as pre-production collaboration prior to printing products for a customer. Sales of consumable materials, replacement parts and service maintenance contracts are linked to the aftermarket opportunities from our growing network of 3D printing machines installed by our global customer base. Research and development arrangements are a function of customer-specific needs in applying our additive manufacturing technologies.

Cost of Sales and Gross Profit. Our cost of sales consists primarily of labor (related to our global workforce), materials (for both the manufacture of 3D printing machines and for our PSC, EAC and other manufacturing operations) and overhead to produce 3D printing machines and 3D printed and other products, materials and services. Also included in cost of sales are license fees (based upon a percentage of revenue of qualifying products and processes) for the use of intellectual properties, warranty costs and other overhead associated with our production processes.

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

Provision (Benefit) for Income Taxes. We are taxed as a corporation for United States federal, state, local and foreign income tax purposes. Current statutory tax rates in the jurisdictions in which we operate, the United States, Germany, Italy, Sweden and Japan, are approximately 35.0% (including state taxes), 28.4%, 31.0%, 22.0% and 31.0%, respectively.

Results of Operations

Net Loss

Net loss for 2016 was $14,598 or $0.92 per basic and diluted share, compared with a net loss of $25,865 or $1.79 per basic and diluted share for 2015. The decrease in our net loss was due to an increase in our revenues and gross profit principally based on an increase in volumes and favorable mix of sales of 3D printing machines, coupled with the elimination of certain production inefficiencies experienced during 2015 as a result of our global facilities transition and expansion activities and European enterprise resource planning (“ERP”) system deployment (effective January 1, 2015). Net operating expenses decreased for 2016 as compared to 2015 as a result of lower selling, general and administrative spending offset by increased research and development spending (see further discussion below) and the absence of a goodwill impairment charge recorded during 2015.

Net loss for 2015 was $25,865 or $1.79 per basic and diluted share, compared with a net loss of $21,843 or $1.52 per basic and diluted share for 2014. The increase in our net loss was principally due to a decrease in our revenues and gross profit attributed to an unfavorable mix of sales and increases in production costs associated with the expansion of our global facilities and a goodwill impairment charge of $4,419 as a result of a significant decline in our market capitalization, combined with continued operating losses and cash flow deficiencies. These changes were partially offset by decreases in both research and development activities (for materials qualification and machine development) and selling, general and administrative expense (due mostly to lower provisions for bad debts and selling commissions and favorable currency exchange).

Revenue

The following table summarizes revenue by product line for each of the years ended December 31:

	2016		2015		2014
3D printing machines
3D printing machines - third parties	$20,977	43.9%	$14,100	34.9%	$21,977	50.1%
3D printing machines - related parties	—	0.0%	1,364	3.4%	815	1.8%
	20,977	43.9%	15,464	38.3%	22,792	51.9%
3D printed and other products, materials and services
3D printed and other products, materials and services - third parties	26,736	55.9%	24,818	61.5%	21,052	48.0%
3D printed and other products, materials and services - related parties	75	0.2%	71	0.2%	56	0.1%
	26,811	56.1%	24,889	61.7%	21,108	48.1%
	$47,788	100.0%	$40,353	100.0%	$43,900	100.0%

Revenue for 2016 was $47,788 compared with revenue of $40,353 for 2015, an increase of $7,435, or 18.4%. The increase in revenue was as a result of increases to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (33 3D printing machines sold during 2016 as compared to 26 3D printing machines sold during 2015) and a favorable mix of 3D printing machines sold (as we sold 18 indirect printers during 2016 as compared to 11 indirect printers during 2015, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services resulted from an increase in consumable materials revenues associated with an increased global installed base of our 3D printing machines, the sale of the remaining inventories associated with our former laser micromachining production line (approximately $475) during the quarter ended June 30, 2016, and an increase in revenues derived from certain contractual research and development activities.

Revenue for 2015 was $40,353 compared with revenue of $43,900 for 2014, a decrease of $3,547 or 8.1%. This decrease was principally due to decreases in revenues from 3D printing machines as a result of lower volumes (26 units sold in 2015 versus 28 units sold in 2014) and an unfavorable mix of sales of 3D printing machines based on unit type (principally a reduction in sales of S-Max units from 2014 to 2015, resulting in a lower average selling price of 3D printing machines sold). Partially offsetting this decrease was a net increase in revenue associated with 3D printed and other products, materials and services driven by an overall continued increase in customer acceptance and demand for our additive manufacturing technologies, resulting in higher PSC volumes, an increase in materials and service revenues associated with an increased network of our 3D printing machines installed by our global customer base and strategic price reductions for certain of our product offerings.  Unfavorable changes in currency also impacted revenues from both product lines (principally appreciation of the United States dollar against the Euro and Japanese Yen).

The following table summarizes 3D printing machines sold by type for each of the years ending December 31 (please refer to Part I Item 1, “Our Machines and Machine Platforms” of this Annual Report on Form 10-K for a description of 3D printing machines by type):

	2016	2015	2014
3D printing machine units sold:
S-Max+	1	1	1
S-Max	12	7	11
S-Print	3	2	1
S-15	2	1	1
M-Print*	—	1	1
M-Flex	5	3	9
Innovent*	9	10	—
X1-Lab	1	1	4
	33	26	28
*

During 2015, one M-Print unit and two Innovent units were sold to related parties. During 2014, one M-Print unit was sold to a related party.  There were no sales of 3D printing machines to related parties during 2016. Refer to Note 20 to the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

Cost of Sales and Gross Profit

Cost of sales for 2016 was $33,626 compared with cost of sales of $32,010 for 2015, an increase of $1,616 or 5.0%. The increase in cost of sales was primarily due to increases in our variable cost of sales associated with our increased revenues, resulting in an improved gross profit net of our fixed cost base. Offsetting this increase was a reduction in certain production inefficiencies experienced during 2015 as a result of the transition and expansion of our facilities in Germany and the United States, and the deployment of our European ERP system (effective January 1, 2015).

Gross profit for 2016 was $14,162 compared with gross profit of $8,343 for 2015. Gross profit percentage was 29.6% for 2016, compared with 20.7% for 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Cost of sales for 2015 was $32,010 compared with cost of sales of $33,443 for 2014, a decrease of $1,433, or 4.3%. This decrease was principally as a result of a decrease in the volume of sales of 3D printing machines and the mix of 3D printing machines sold, resulting in overall lower revenues (and cost of sales) from the sale of 3D printing machines.  This decrease was offset by an increase in our production costs associated with our global facilities transition and expansion in Germany and the United States, costs incurred in connection with our European ERP system deployment and costs associated with our continued development of operations at our Italy PSC and commencement of operations at our Sweden PSC, all resulting in production inefficiencies. Favorable changes in currency also impacted cost of sales (principally appreciation of the United States dollar against the Euro and Japanese Yen).

Gross profit for 2015 was $8,343 compared with gross profit of $10,457 for 2014. Gross profit percentage was 20.7% for 2015, compared with 23.8% for 2014. The decrease in gross profit was the result of the decrease in revenues offset by the decrease in cost of sales as further cited above.

Research and Development

Research and development expenses for 2016 were $7,814 compared with research and development expenses of $7,279 for 2015, an increase of $535, or 7.3%. The increase in research and development expenses was primarily due to an increase in costs associated with machine development activities, principally material costs incurred associated with sodium silicate and cold-hardening phenolic 3D printing machine projects.

Research and development expenses for 2015 were $7,279 compared with research and development expenses of $8,178 for 2014, a decrease of $899, or 11.0%. The decrease in research and development expenses was primarily due to a reduction in costs associated with machine development activities following the introduction of the Exerial and Innovent in 2015. Favorable changes in currency also impacted research and development expenses (principally appreciation of the United States dollar against the Euro).

Selling, General and Administrative

Selling, general and administrative expenses for 2016 were $20,722 compared with selling, general and administrative expenses of $22,576 for 2015, a decrease of $1,854 or 8.2%. The decrease in selling, general and administrative expenses was principally due to a reduction in consulting and professional fees (including costs associated with the deployment of our European ERP system during 2015), travel expenses and costs associated with trade show activities (including the absence of costs associated with the GIFA International Foundry Trade Fair in June 2015), all of which was offset by the reversal of approximately $193 in remaining contingent consideration associated with our acquisition of Machin-a-Mation during the quarter ended June 30, 2015, which did not recur in 2016.

Selling, general and administrative expenses for 2015 were $22,576 compared with selling, general and administrative expenses of $24,029 for 2014, a decrease of $1,453, or 6.0%. This decrease was principally due to a lower provision for bad debts (a net credit in 2015 versus a charge for 2014 associated with certain customer balances) and lower sales commissions expense. Partially offsetting this decrease were increases for personnel costs associated with an increased headcount (including salaries, related benefits, travel expenses and equity-based compensation, and other growth-related expenses (principally consulting and professional fees, including costs associated with the deployment of our European ERP system). Favorable changes in currency also impacted selling, general and administrative expenses (principally appreciation of the United States dollar against the Euro).

Interest Expense

Interest expense for 2016 was $298 compared with interest expense of $152 for 2015, an increase of $146, or 96.1%. The increase in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204, partially offset by a lower average outstanding debt balance for 2016 for all other instruments as compared to 2015.

Interest expense for 2015 was $152 compared with interest expense of $144 in 2014, an increase of $8, or 5.6%. This increase was due principally to the commitment fee on the unused portion of our revolving credit facility (added in October 2015), partially offset by a lower average outstanding debt balance for 2015 for all other instruments as compared to 2014.

Other (Income) Expense — Net

Other (income) expense — net for 2016 was ($141) compared with other (income) expense — net of ($45) for 2015 and other (income) expense — net of ($210) for 2014. Amounts for all periods consist principally of net currency exchange gains on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future and interest income on cash and cash equivalent balances.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for 2016, 2015 and 2014 was $67, ($173) and $159, respectively. The effective tax rate for 2016, 2015 and 2014 was 0.5% (provision on a loss), 0.7% (benefit on a loss) and 0.7% (provision on a loss), respectively. For 2016, 2015 and 2014, the effective tax rate differed from the United States federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

We have provided a valuation allowance for our net deferred tax assets as a result of our inability to generate consistent net operating profits in jurisdictions in which we operate. As such, any benefit from deferred taxes in any of the periods presented in our consolidated financial statements has been fully offset by changes in the valuation allowance for net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on (i) our recent historical operating results, (ii) the expected timing of reversal of temporary differences, (iii) various tax planning strategies that we may be able to enact in future periods, (iv) the impact of potential operating changes on our business and (v) our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of approximately $14,598, $25,865 and $21,843 for 2016, 2015 and 2014, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings, we received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At December 31, 2016, we had approximately $27,825 in unrestricted cash and cash equivalents.

We believe that our existing capital resources will be sufficient to support our operating plan.  If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost saving measures to preserve capital.  Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives (including asset sales), or a combination thereof.

Related Party Revolving Credit Facility

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into the Credit Agreement with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist us in our efforts to finance customer acquisition of our 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by our former Chairman and CEO (our Executive Chairman effective August 19, 2016). Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors). We incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, we delivered notice to RHI of our intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by our former Chairman and CEO (our Executive Chairman effective August 19, 2016) (see further discussion below). There were no borrowings under the Credit Agreement from its inception through the effective date of its termination, January 13, 2016.  In connection with the termination, we settled the remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, we recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. During 2015, we recorded interest expense relating to the Credit Agreement of approximately $39, of which approximately $28 was related to the commitment fee on the unused portion of the revolving credit facility and $11 was related to the amortization of deferred financing costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

ATM Offerings

On January 8, 2016, we announced that we had entered into an ATM with FBR and MLV pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act. Both FBR and MLV have been identified as related parties to us on the basis of significant influence in that a member of our Board of Directors also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of our Board of Directors (which included each of the members of the Audit Committee of our Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain initial legal expenses of $25.  During the quarter ended March 31, 2016, we sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to us of approximately $843.  Net proceeds to us from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There were no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

Our ongoing ability to issue and sell common stock under the ATM is dependent on our ability to use our shelf Registration Statement on Form S-3 (“Shelf”), as filed on April 10, 2015. As a result of our delinquent filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, our offerings and sales under the Shelf (and therefore the ATM) were suspended. On August 18, 2016, we filed a post-effective amendment to our Shelf. Subsequent to the post-effective amendment filing, we re-activated the ATM on November 9, 2016. It is our intention to keep the ATM active during 2017 to the extent that our Shelf is available for use.

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

Cash Flows

The following table summarizes the significant components of cash flows for each of the years ended December 31 and our ending cash, cash equivalents, and restricted cash balances:

	2016	2015	2014
Net cash used for operating activities	$(2,652)	$(10,722)	$(28,932)
Net cash used for investing activities	(1,272)	(4,748)	(32,236)
Net cash provided by (used for) financing activities	12,822	(670)	(677)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(415)	(390)	(398)
Net change in cash, cash equivalents, and restricted cash	$8,483	$(16,530)	$(62,243)

	December 31,	December 31,
	2016	2015
Cash and cash equivalents	$27,825	$19,342
Restricted cash included in prepaid expenses and other current assets	330	330
Total cash, cash equivalents, and restricted cash shown in the statement of consolidated cash flows	$28,155	$19,672

Operating Activities

Net cash used for operating activities for 2016 was $2,652 compared with $10,722 for 2015. The decrease of $8,070, or 75.3%, was mostly attributed to an increase in cash flows associated with a reduction in our net loss (further described above) and from net changes in assets and liabilities. The net increase attributable to net changes in assets and liabilities was principally due to a net inflow associated with inventories (versus a net outflow in 2015) based on improved management of inventory levels in the current year as compared to the prior year in meeting our operating plans. This net increase was partially offset by net decreases in cash inflows associated with deferred revenue and customer prepayments (as we saw stabilization in our commercial terms with customers) and other working capital items mostly due to the timing of payments from customers and to vendors, respectively.

Net cash used for operating activities for 2015 was $10,722 compared with $28,932 for 2014. The decrease of $18,210, or 62.9%, was mostly attributed to an increase in cash flows from net changes in assets and liabilities principally impacted by cash inflows (versus outflows) for accounts receivable from customers based on the timing of payment (mostly the timing of receipt of installment payments on 3D printing machines), an increase in prepayments received from customers on 3D printing machine sale contracts and lower outflows associated with inventories. These increases were partially offset by increased cash outflows associated with an increase in our net loss (net of a goodwill impairment charge of approximately $4,419 in 2015).

Investing Activities

Net cash used for investing activities for 2016 was $1,272 compared with $4,748 for 2015. The decrease of $3,476, or 73.2%, was principally attributed to a decrease in capital expenditures (mostly due to a reduction in spending for facility expansions).

Net cash used for investing activities for 2015 was $4,748 compared with $32,236 for 2014. The decrease of $27,488, or 85.3%, was primarily attributed to decreased capital expenditures, mostly due to spending associated with (i) the expansion of our facilities in Germany (spending complete at the end of 2014), (ii) the acquisition of the land and building associated with our Japanese subsidiary (completed during the quarter ended June 30, 2014) and (iii) cash paid for acquisitions closed during the quarter ended March 31, 2014 (MAM and MWT).

We expect our 2017 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $1,000 to $2,000). In addition, during 2017 we expect estimated net proceeds from the sale of certain property and equipment of approximately $2,500 to $3,500 in connection with our January 2017 restructuring (see further discussion above).

Financing Activities

Net cash provided by financing activities for 2016 was $12,822 compared with net cash used for financing activities of $670 for 2015 and net cash used for financing activities of $677 for 2014.

Sources of cash for 2016 included net proceeds from the issuance of common stock (see further discussion above). Uses of cash for 2016 included principal payments on outstanding debt and capital leases. Net cash used for financing activities in 2015 included principal payments on outstanding debt and capital and financing leases and deferred financing costs associated with our revolving credit facility with a related party (see further discussion above). Net cash used for financing activities for 2014 included principal payments on outstanding debt (including the payoff of debt assumed in connection with the MAM acquisition) and capital and financing leases, offset by $333 in cash proceeds from the exercise of employee stock options.

At December 31, 2016, we identified that we were not in compliance with the annual cash flow-to-debt service ratio covenant associated with our building note payable (outstanding indebtedness of approximately $1,812 at December 31, 2016). We requested and were granted a waiver related to compliance with this annual covenant at December 31, 2016 and through December 31, 2017. Related to our 2016 non-compliance, there were no cross default provisions or related impacts on other lending or financing agreements.

Contractual Obligations

We are required to make future payments under various contracts, including operating lease agreements, unconditional purchase arrangements, long-term debt agreements and capital lease agreements.

At December 31, 2016, a summary of our outstanding contractual obligations is as follows:

	Total	2017	2018-2019	2020-2021	Thereafter
Operating activities:
Operating leases	$810	$393	$393	$24	$—
Purchase obligations	1,629	1,629	—	—	—
Financing activities:
Long-term debt	1,812	138	291	322	1,061
Capital leases	82	72	10	—	—
Interest	529	84	159	128	158
Total	$4,862	$2,316	$853	$474	$1,219

Operating Leases

Operating leases consist of various lease agreements of manufacturing and office facilities, machinery and other equipment and vehicles, expiring in various years through 2021.

Purchase Obligations

Purchase obligations consist of unconditional commitments to purchase certain 3D printing machine components to support our operations.

Long-Term Debt

Long-term debt consists of the current and noncurrent portion of a note payable used to finance the acquisition of a building in the United States. Maturity of this debt instrument extends to 2027.

Capital Leases

Capital leases consist of various lease agreements of equipment and vehicles, expiring in various years through 2019.

Interest

Interest related to long-term debt and capital leases is based on interest rates in effect at December 31, 2016, and is calculated on instruments with maturities that extend to 2027.

Off Balance Sheet Arrangements

In the course of our normal operations, our ExOne GmbH subsidiary issues guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security under a credit facility agreement held with a German bank. At December 31, 2016, total outstanding guarantees and letters of credit issued by us were approximately $400 (€380) with expiration dates ranging from April 2017 through July 2018. At December 31, 2015, total outstanding guarantees and letters of credit issued by us were approximately $685 (€628). For further discussion related to the credit facility agreement, refer to Note 15 to the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 54.0%, 50.9% and 51.9% of our consolidated revenue was derived from transactions outside the United States for 2016, 2015 and 2014, respectively. This revenue is generated primarily from wholly owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for 2016 would result in an increase (decrease) in revenue of approximately $2,600. These subsidiaries incur nearly all of their expenses (other than intercompany expenses) in their local functional currencies.

At December 31, 2016, we held approximately $28,155 in cash, cash equivalents, and restricted cash, of which approximately $21,467 was held by certain of our subsidiaries in United States dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

of The ExOne Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of The ExOne Company and Subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We have also audited the adjustments to the 2015 consolidated financial statements to retrospectively apply the change in accounting as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ExOne Company and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania

March 16, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The ExOne Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of The ExOne Company and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ExOne Company and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 22, 2016

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2016	2015	2014
Revenue
Revenue - third parties	$47,713	$38,918	$43,029
Revenue - related parties	75	1,435	871
	47,788	40,353	43,900
Cost of sales	33,626	32,010	33,443
Gross profit	14,162	8,343	10,457
Operating expenses
Research and development	7,814	7,279	8,178
Selling, general and administrative	20,722	22,576	24,029
Goodwill impairment	—	4,419	—
	28,536	34,274	32,207
Loss from operations	(14,374)	(25,931)	(21,750)
Other expense (income)
Interest expense	298	152	144
Other (income) expense - net	(141)	(45)	(210)
	157	107	(66)
Loss before income taxes	(14,531)	(26,038)	(21,684)
Provision (benefit) for income taxes	67	(173)	159
Net loss	$(14,598)	$(25,865)	$(21,843)

Net loss per common share:
Basic	$(0.92)	$(1.79)	$(1.52)
Diluted	$(0.92)	$(1.79)	$(1.52)
Comprehensive loss:
Net loss	$(14,598)	$(25,865)	$(21,843)
Other comprehensive loss:
Foreign currency translation adjustments	(1,200)	(5,332)	(7,851)
Comprehensive loss	$(15,798)	$(31,197)	$(29,694)

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$27,825	$19,342
Accounts receivable - net	6,447	9,368
Inventories - net	15,838	19,839
Prepaid expenses and other current assets	1,489	2,912
Total current assets	51,599	51,461
Property and equipment - net	51,134	54,832
Other noncurrent assets	1,445	1,623
Total assets	$104,178	$107,916
Liabilities
Current liabilities:
Current portion of long-term debt	$132	$132
Current portion of capital leases	72	82
Accounts payable	2,036	3,231
Accrued expenses and other current liabilities	5,124	6,410
Deferred revenue and customer prepayments	7,371	7,103
Total current liabilities	14,735	16,958
Long-term debt - net of current portion	1,644	1,776
Capital leases - net of current portion	10	81
Other noncurrent liabilities	9	28
Total liabilities	16,398	18,843
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,017,115 (2016) and 14,446,967 (2015) shares issued and outstanding	160	144
Additional paid-in capital	171,116	156,627
Accumulated deficit	(68,761)	(54,163)
Accumulated other comprehensive loss	(14,735)	(13,535)
Total stockholders' equity	87,780	89,073
Total liabilities and stockholders' equity	$104,178	$107,916

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2016	2015	2014
Operating activities
Net loss	$(14,598)	$(25,865)	$(21,843)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	5,659	5,227	4,520
Deferred income taxes	(29)	(268)	(131)
Amortization of debt issuance costs	210	18	7
Equity-based compensation	1,463	1,725	1,206
(Recoveries) provision for bad debts	(327)	(254)	2,391
Loss from disposal of property and equipment	186	87	—
Changes in fair value of contingent consideration	—	(193)	(185)
Goodwill impairment	—	4,419	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency translation adjustments:
Decrease (increase) in accounts receivable	3,316	4,567	(7,162)
Decrease (increase) in inventories	2,497	(8,021)	(9,098)
Decrease (increase) in prepaid expenses and other assets	1,024	685	(384)
(Decrease) increase in accounts payable	(1,281)	1,654	(97)
(Decrease) increase in accrued expenses and other liabilities	(1,211)	(823)	1,861
Increase (decrease) in deferred revenue and customer prepayments	439	6,320	(17)
Net cash used for operating activities	(2,652)	(10,722)	(28,932)
Investing activities
Capital expenditures	(1,347)	(4,938)	(23,081)
Proceeds from sale of property and equipment	75	190	—
Acquisitions, net of cash acquired of $201	—	—	(9,155)
Net cash used for investing activities	(1,272)	(4,748)	(32,236)
Financing activities
Net proceeds from issuance of common stock - Registered direct offering to a related party	12,447	—	—
Net proceeds from issuance of common stock - At the market offerings	595	—	—
Payments on long-term debt	(138)	(132)	(465)
Payments on capital and financing leases	(82)	(323)	(545)
Deferred financing costs	—	(215)	—
Proceeds from exercise of employee stock options	—	—	333
Net cash provided by (used for) financing activities	12,822	(670)	(677)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(415)	(390)	(398)
Net change in cash, cash equivalents, and restricted cash	8,483	(16,530)	(62,243)
Cash, cash equivalents, and restricted cash at beginning of period	19,672	36,202	98,445
Cash, cash equivalents, and restricted cash at end of period	$28,155	$19,672	$36,202

Supplemental disclosure of cash flow information
Cash paid for interest	$88	$122	$144
Cash paid for income taxes	$—	$—	$916

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,829	$4,749	$5,344
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,737	$956	$1,287
Property and equipment included in accounts payable	$117	$—	$819
Property and equipment acquired through financing arrangements	$—	$—	$89
Net assets acquired through acquisitions, net of cash acquired of $201	$—	$—	$9,530
Noncash consideration for acquisitions	$—	$—	$375

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ Equity

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2013	14,387	$144	$153,363	$(6,455)	$(352)	$146,700
Net loss	—	—	—	(21,843)	—	(21,843)
Other comprehensive loss	—	—	—	—	(7,851)	(7,851)
Equity-based compensation	—	—	1,206	—	—	1,206
Common stock issued from equity incentive plan	30	—	333	—	—	333
Balance at December 31, 2014	14,417	144	154,902	(28,298)	(8,203)	118,545
Net loss	—	—	—	(25,865)	—	(25,865)
Other comprehensive loss	—	—	—	—	(5,332)	(5,332)
Equity-based compensation	—	—	1,725	—	—	1,725
Common stock issued from equity incentive plan	30	—	—	—	—	—
Balance at December 31, 2015	14,447	144	156,627	(54,163)	(13,535)	89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(14,598)	—	(14,598)
Other comprehensive loss	—	—	—	—	(1,200)	(1,200)
Equity-based compensation	—	—	1,463	—	—	1,463
Common stock issued from equity incentive plan	54	—	—	—	—	—
Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Consolidated Financial Statements

(dollars in thousands, except per-share, share and unit amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne KK (Japan); ExOne Property GmbH (Germany); effective in March 2014 and through September 2016, MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); effective in May 2014, ExOne Italy S.r.l (Italy); and effective in July 2015, ExOne Sweden AB (Sweden). Collectively, the consolidated group is referred to as the “Company”.

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

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make certain judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Areas that require significant judgments, estimates and assumptions include accounting for accounts receivable (including the allowance for doubtful accounts); inventories (including the allowance for slow-moving and obsolete inventories); product warranty reserves; contingencies; income taxes (including the valuation allowance on certain deferred tax assets and liabilities for uncertain tax positions); equity-based compensation (including the valuation of certain equity-based compensation awards issued by the Company); and business combinations (including fair value estimates of contingent consideration) and testing for impairment of goodwill and long-lived assets (including the identification of reporting units and/or asset groups by management, estimates of future cash flows of identified reporting units and/or asset groups and fair value estimates used in connection with assessing the valuation of identified reporting units and/or asset groups). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency

The local currency is the functional currency for significant operations outside of the United States. The determination of the functional currency of an operation is made based upon the appropriate economic and management indicators.

Foreign currency assets and liabilities are translated into their United States dollar equivalents based upon year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive loss. Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated in the foreseeable future, which are included in other comprehensive loss in the accompanying consolidated statement of operations and comprehensive loss.

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 54.0%, 50.9% and 51.9% of the consolidated revenue of the Company was derived from transactions outside the United States for 2016, 2015 and 2014, respectively. This revenue is generated primarily from wholly owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen.

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

The Company generally provides customers with a standard twelve month warranty on its 3D printing machines. The standard warranty is not treated as a separate service because the standard warranty is an integral part of the sale of the 3D printing machine. At the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Following the standard warranty period, the Company offers its customers optional maintenance service contracts or extended warranties. Deferred maintenance service revenues are generally recognized on a straight-line basis over the related contract period, except where sufficient historical evidence indicates that the costs of performing maintenance services under the contract are not incurred on a straight-line basis, with such revenues recognized in proportion to the costs expected to be incurred.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately and it is not a significant focus of the Company’s marketing effort. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that the FASB guidance referenced above is not applicable. Sales of these products are recognized in accordance with FASB guidance on accounting for multiple-element arrangements.

Shipping and handling costs billed to customers are included in revenue in the accompanying consolidated statement of operations and comprehensive loss. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying consolidated statement of operations and comprehensive loss.

In assessing collectability as part of the revenue recognition process, the Company considers a number of factors in its evaluation of the creditworthiness of the customer, including past due amounts, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, the Company will defer recognition of revenue until collectability is assured. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). Prepayments received from customers are reported as deferred revenue and customer prepayments in the accompanying consolidated balance sheet. For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services.

The Company has entered into certain contracts for the sale of its products and services with the federal government under fixed-fee, cost reimbursable and time and materials arrangements. With respect to cost reimbursable arrangements with the federal government, the Company generally bills for products and services in accordance with provisional rates as determined by the Company. To the extent that provisional rates billed under these contracts differ from actual experience, a billing adjustment (through revenue) is made in the period in which the difference is identified (generally upon completion of its annual Incurred Cost Submission filing as required by the federal government). For 2016, 2015 and 2014, revenues and any adjustments related to these contracts were not significant.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2016 and 2015, the allowance for doubtful accounts was approximately $1,566 and $1,920, respectively. During 2016 and 2015 the Company recorded net recoveries for bad debts of approximately $327 and $254, respectively, as reversals of previously recorded allowances (based on collections of the related accounts receivable) exceeded provisions recorded. During 2014 the Company recorded provisions for bad debts of approximately $2,391, associated with customer balances for which collectability became uncertain as a result of deteriorating credit quality based on either customer-specific or macroeconomic factors.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives or (ii) the estimated or contractual lives of the related leases. Gains or losses from the sale of assets are recognized upon disposal or retirement of the related assets. Repairs and maintenance are charged to expense as incurred.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value. The determination of what constitutes an asset group, the associated undiscounted net cash flows, the fair value of assets (asset group) and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss was recorded by the Company during 2016, 2015 or 2014.

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

During the quarter ended September 30, 2015, as a result of the significant decline in market capitalization of the Company and continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring an interim test for impairment of goodwill at the reporting unit level.  In performing the impairment test for goodwill, the Company determined the carrying amount of goodwill to be in excess of the implied fair value of goodwill.  As a result, the Company recognized an impairment loss of approximately $4,419.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs. Changes in the fair value of contingent consideration obligations can result from adjustments to (i) forecast revenues, profitability or a combination thereto or (ii) discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard twelve month warranty. Generally, at the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the period such a determination is made.

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheet for each respective period):

For the years ended December 31,	2016	2015	2014
Balance at beginning of period	$1,308	$1,543	$943
Provisions for new issuances	1,064	947	1,431
Payments	(867)	(546)	(841)
Reserve adjustments	(374)	(562)	123
Foreign currency translation adjustments	(16)	(74)	(113)
Balance at end of period	$1,115	$1,308	$1,543

Income Taxes

The provision (benefit) for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision (benefit) for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s subsidiaries in Germany, Italy, Sweden and Japan are taxed as corporations under the taxing regulations of those respective countries. As a result, the accompanying consolidated statement of operations and comprehensive loss includes a provision (benefit) for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries.

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities based upon the technical merits of the position. The income tax benefits recognized in the consolidated financial statements from such positions are then measured based upon the largest amount that has a greater than 50% likelihood of being realized upon settlement. Income tax benefits that do not meet the more likely than not criteria are recognized when effectively settled, which generally means that the statute of limitations has expired or that appropriate taxing authority has completed its examination even through the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision (benefit) for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related income tax benefits are recognized.

Taxes on Revenue Producing Transactions

Taxes assessed by governmental authorities on revenue producing transactions, including sales, excise, value added and use taxes, are recorded on a net basis (excluded from revenue) in the accompanying consolidated statement of operations and comprehensive loss.

Research and Development

The Company is involved in research and development of new methods and technologies relating to its products. Research and development expenses are charged to operations as they are incurred. The Company capitalizes the cost of certain materials, equipment and facilities that have alternative future uses in research and development projects or otherwise.

Advertising

Advertising costs are charged to expense as incurred, and were not significant for 2016, 2015 or 2014.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. During 2016, 2015 and 2014 the Company made discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. Discretionary matching contributions made by the Company during 2016, 2015 and 2014 were approximately $264, $365 and $269, respectively.

Equity-Based Compensation

The Company recognizes compensation expense for equity-based grants using the straight-line attribution method, in which the expense is recognized ratably over the requisite service period based on the grant date fair value of the related award. Forfeitures of pre-vesting equity-based grants are recognized as they are incurred and result in an offset to equity-based compensation expense in the period of recognition. Fair value of equity-based awards is estimated on the date of grant using the Black-Scholes option pricing model.

Recently Adopted Accounting Guidance

On December 31, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, this ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. The adoption of this ASU did not have an impact on the consolidated financial statements of the Company. Subsequent to adoption, this ASU will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements of the Company in a given reporting period.

On December 31, 2016, the Company adopted FASB ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” and FASB ASU 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These ASUs require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with an exception for line of credit arrangements. Amortization of debt issuance costs continue to be reported as interest expense. These ASUs have been applied retrospectively by the Company resulting in a decrease to prepaid expenses and other current assets ($6) and other noncurrent assets ($36) with a corresponding reduction to current portion of long-term debt ($6) and long-term debt – net of current portion ($36) at December 31, 2015, in the accompanying consolidated balance sheet as compared to amounts previously reported by the Company.

On December 31, 2016, the Company adopted FASB ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of accounting for equity-based compensation, including (i) accounting for income taxes, (ii) accounting for pre-vesting forfeitures and (iii) certain classification and disclosure elements. In connection with the adoption of this ASU, the Company modified its policy for accounting for pre-vesting forfeitures from estimating an amount of equity-based grants expected to vest to recording the effect of pre-vesting forfeitures in the period in which they occur. The application of this policy change did not impact equity-based compensation expense recognized by the Company during 2016. Management has determined that the adoption of other elements of this ASU did not have an impact on the consolidated financial statements of the Company.

On December 31, 2016, the Company adopted FASB ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents line on the statement of cash flows with a corresponding reconciliation prepared to the statement of financial position for cash and cash equivalents and restricted cash balances. Transfers between restricted cash and restricted cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the statement of cash flows and material balances of restricted cash and restricted cash equivalents must disclose information regarding the nature of the restrictions. This ASU has been applied retrospectively to each of the periods presented in the accompanying statement of consolidated cash flows with a corresponding reconciliation prepared to amounts reflected in the accompanying consolidated balance sheet at December 31, 2016 and 2015 for cash and cash equivalents and restricted cash balances (Note 8). The retrospective adoption of this ASU has resulted in a decrease to cash used for investing activities in the accompanying statement of consolidated cash flows of approximately $330 for 2015 as compared to amounts previously reported by the Company in addition to the other presentation changes associated with this ASU. The retrospective adoption of this ASU did not have an impact on amounts previously reported for 2014.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all ASUs as issued by the FASB. Recently issued ASUs not listed below were assessed and determined to be either not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This ASU modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. The Company has elected to early adopt this ASU effective on January 1, 2017. A modified retrospective basis of adoption is required for this ASU. As a result, a cumulative-effect adjustment of approximately $408 has been recorded to accumulated deficit on January 1, 2017, as a result of this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets in the accompany consolidated balance sheet at December 31, 2016.

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

Note 2. Liquidity

On February 6, 2013, the Company commenced an initial public offering of 6,095,000 shares of its common stock at a price to the public of $18.00 per share, of which 5,483,333 shares were sold by the Company and 611,667 were sold by a selling stockholder (including consideration of the exercise of the underwriters’ over-allotment option). The Company received approximately $90,371 in unrestricted net proceeds in connection with this offering (net of underwriting commissions and offering costs).

On September 9, 2013, the Company commenced a secondary public offering of 3,054,400 shares of its common stock at a price to the public of $62.00 per share, of which 1,106,000 shares were sold by the Company and 1,948,400 were sold by selling stockholders (including consideration of the exercise of the underwriters’ over-allotment option). The Company received approximately $64,948 in unrestricted net proceeds in connection with this offering (net of underwriting commissions and offering costs).

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain initial legal expenses of $25.  During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843. Unrestricted net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There were no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

The Company’s ongoing ability to issue and sell shares of common stock under the ATM is dependent on its ability to use its shelf Registration Statement on Form S-3 (the “Shelf”), as filed on April 10, 2015. As a result of the Company’s delinquent filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, the Company’s offerings and sales under the Shelf (and therefore the ATM) were suspended. On August 18, 2016, the Company filed a post-effective amendment to its Shelf. Subsequent to the post-effective amendment filing, the Company re-activated the ATM on November 9, 2016.

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016).  The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, a separate sub-committee of independent members of the Board of Directors of the Company approved the termination of the Company’s revolving credit facility with RHI Investments, LLC.  Following completion of the registered direct offering on January 13, 2016, the Company received gross proceeds of approximately $13,000. Unrestricted net proceeds to the Company from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553).

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying statement of consolidated operations and comprehensive loss, the Company has incurred net losses of approximately $14,598, $25,865 and $21,843 for 2016, 2015 and 2014, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At December 31, 2016, the Company had approximately $27,825 in unrestricted cash and cash equivalents.

Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operating plan. If management anticipates that the Company’s actual results will differ from its operating plan, management believes it has sufficient capabilities to enact cost savings measures to preserve capital. Further, the Company may seek to raise additional capital to support its growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

For the years ended December 31,	2016	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(13,535)	$(8,203)	$(352)
Other comprehensive loss	(1,200)	(5,332)	(7,851)
Balance at end of period	$(14,735)	$(13,535)	$(8,203)

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

Note 4. Loss Per Share

The Company presents basic and diluted loss per common share amounts. Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

As the Company incurred a net loss during 2016, 2015 and 2014, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (314,303 — 2016, 210,970 — 2015 and 215,137 — 2014) and unvested restricted stock issued (94,171 — 2016, 77,670 — 2015 and 80,834 — 2014), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

For the years ended December 31,	2016	2015	2014
Net loss	$(14,598)	$(25,865)	$(21,843)
Weighted average shares outstanding (basic and diluted)	15,934,935	14,427,956	14,411,054
Net loss per common share:
Basic	$(0.92)	$(1.79)	$(1.52)
Diluted	$(0.92)	$(1.79)	$(1.52)

Note 5. Acquisitions

MAM

On March 3, 2014, the Company, through its wholly-owned subsidiary ExOne Americas LLC, entered into an Asset Purchase Agreement to acquire (i) substantially all the assets of Machin-A-Mation Corporation (“MAM”), a specialty machine shop located in Chesterfield, Michigan, and (ii) the real property on which the MAM business is located from Metal Links, LLC, a Michigan limited liability company. The total purchase price was approximately $4,917, which included approximately $4,542 in cash and $375 in contingent consideration in the form of a two-year earn-out provision. The two-year earn-out provision was based on a combination of achievement of revenues and gross profit for the acquired business for which the Company assumed full achievement of both targets for each of the respective years from the date of acquisition.

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
	$503

Of the $1,407 of goodwill generated as a result of the MAM acquisition, approximately $1,083 was determined to be deductible for income tax purposes. Goodwill associated with the MAM acquisition related principally to the complementary nature of the assets acquired in relation to the existing business held by the Company in Troy, Michigan, the combination of which enhances the post-printing capabilities of the Company. As the Company operates as a single operating segment (also a single reporting unit), there was no further assignment of goodwill to a reportable segment.

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
	$1,704

None of the goodwill associated with the MWT acquisition was determined to be deductible for income tax purposes. Goodwill associated with the MWT acquisition related principally to the complementary nature of the industrial microwave technologies acquired in relation to the existing business held by the Company in Gersthofen, Germany, the combination of which enhances the post-printing capabilities of the Company. As the Company operates as a single operating segment (also a single reporting unit), there was no further assignment of goodwill to a reportable segment.

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

Note 6. Restructuring

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. All amounts associated with involuntary employee terminations have been settled by the Company.

Refer to Note 22 for additional restructuring actions initiated by the Company in January 2017.

Note 7. Impairment

During the quarter ended December 31, 2016, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

The following table details the changes in the carrying amount of goodwill for the year ended December 31:

	2016	2015
Balance at beginning of period	$—	$4,665
Foreign currency translation adjustments	—	(246)
Impairment	—	(4,419)
Balance at end of period	$—	$—

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying consolidated balance sheet to the same such amounts shown in the accompanying statement of consolidated cash flows at December 31:

	2016	2015
Cash and cash equivalents	$27,825	$19,342
Restricted cash included in prepaid expenses and other current assets	330	330
Total cash, cash equivalents, and restricted cash shown in the statement of consolidated cash flows	$28,155	$19,672

The Company is required to maintain a cash collateral balance to offset certain short-term, unsecured lending commitments from a financial institution associated with the Company’s corporate credit card program.  This balance is considered legally restricted by the Company.

Note 9. Inventories

Inventories consist of the following at December 31:

	2016	2015
Raw materials and components	$7,429	$9,467
Work in process	5,166	6,048
Finished goods	3,243	4,324
	$15,838	$19,839

Raw materials and components consist of (i) consumable materials and (ii) component parts and subassemblies associated with 3D printing machine manufacturing and support activities. Work in process consists of 3D printing machines and other products in varying stages of completion. Finished goods consist of 3D printing machines and other products prepared for sale in accordance with customer specifications.

At December 31, 2016 and 2015, the allowance for slow-moving and obsolete inventories was approximately $1,517 and $1,909, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2015, is approximately $507 associated with the Company’s laser micromachining product line which was discontinued at the end of 2014. During the quarter ended June 30, 2016, the Company sold its remaining laser micromachining inventories, resulting in a reversal of the previously recorded reserve.

During the quarter ended December 31, 2016, the Company recorded a charge of approximately $280 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain work in process inventories for which cost was determined to exceed net realizable value. There were no such charges recorded by the Company during 2015 or 2014.

Note 10. Property and Equipment

Property and equipment consist of the following at December 31:

	2016	2015	Economic Life (in years)
Land	$6,902	$6,969	N/A
Buildings and related improvements	27,913	28,498	5 - 40
Machinery and equipment	23,419	23,935	3 - 20
Other	5,876	5,995	3 - 20
	64,110	65,397
Less: Accumulated depreciation	(13,908)	(11,017)
	50,202	54,380
Construction-in-progress	932	452
Property and equipment - net	$51,134	$54,832

Machinery and equipment includes assets leased by the Company of approximately $365 and $364 at December 31, 2016 and 2015, respectively.

Machinery and equipment includes assets leased to customers (principally 3D printing machines and related equipment) under operating lease arrangements of approximately $2,610 and $2,267 at December 31, 2016 and 2015, respectively. The carrying value of these assets was approximately $2,100 and $1,816 at December 31, 2016 and 2015, respectively.

Minimum future rentals of machinery and equipment under non-cancellable arrangements at December 31, 2016, are as follows:

2017	$698
2018	167
2019	20
2020	—
2021	—
Thereafter	—
$885

Depreciation expense was approximately $5,241, $4,809 and $4,139 for 2016, 2015 and 2014, respectively.

Note 11. Intangible Assets

Intangible assets, which are included in other noncurrent assets on the accompanying consolidated balance sheet, were as follows:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,276	$(904)	$372
Customer relationships	464	(188)	276
Trade names	52	(33)	19
Noncompetition agreement	15	(14)	1
	$1,807	$(1,139)	$668

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,323	$(606)	$717
Customer relationships	464	(122)	342
Trade names	53	(22)	31
Noncompetition agreement	15	(9)	6
	$1,855	$(759)	$1,096

Amortization expense related to the intangible assets was approximately $418, $418 and $381 for 2016, 2015 and 2014, respectively.

Future estimated amortization expense related to the intangible assets at December 31, 2016, is approximately as follows:

2017	$398
2018	126
2019	67
2020	66
2021	11
Thereafter	—
$668

Note 12. Long-Term Debt

Long-term debt consists of the following at December 31:

	2016			2015
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Building note payable	$1,812	$(36)	$1,776	$1,950	$(42)	$1,908
Less: amount due within one year	(138)	6	(132)	(138)	6	(132)
	$1,674	$(30)	$1,644	$1,812	$(36)	$1,776

Terms of the building note payable include monthly payments of approximately $18 including interest at 4.00% through May 2017, and subsequently, the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of approximately $5,535 at December 31, 2016.

At December 31, 2016, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2016 and through December 31, 2017. Related to the 2016 non-compliance, there were no cross default provisions or related impacts on other lending or financing agreements.

Future maturities of long-term debt at December 31, 2016, are approximately as follows:

2017	$138
2018	142
2019	149
2020	157
2021	165
Thereafter	1,061
$1,812

Note 13. Leases

Capital

The Company leases certain equipment and vehicles under capital lease arrangements, expiring in various years through 2019.

Future maturities of capital leases at December 31, 2016, are approximately as follows:

2017	$72
2018	8
2019	2
2020	—
2021	—
Thereafter	—
$82

Operating

The Company leases various manufacturing and office facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2021.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2016, are approximately as follows:

2017	$393
2018	229
2019	164
2020	22
2021	2
Thereafter	—
$810

Rent expense under operating lease arrangements was approximately $335, $421 and $982 for 2016, 2015 and 2014, respectively.

Note 14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2016	2015
Accrued payroll and related costs	$1,661	$1,816
Product warranty reserves	1,115	1,308
Liability for uncertain tax positions	754	781
Accrued license fees	409	534
Value-added taxes (VAT) payable	224	242
Accrued sales commissions	223	588
Accrued professional fees	119	203
Other	619	938
	$5,124	$6,410

Note 15. Contingencies and Commitments

Contingencies

On November 19, 2016, the Company (through its ExOne GmbH subsidiary) issued to a customer in the People’s Republic of China a notice seeking confirmation of expiration of the obligations and completion of a sales agreement between the parties relating to certain 3D printing machines and related equipment (the “Sales Agreement”) citing, among other things, that the customer denied the Company access to service and install the 3D printing machines and related equipment. The customer has denied the claims made by the Company and has alleged losses and damages incurred as a result of alleged non-performance by the Company of approximately $4,697 (RMB 32,615). The total value of the Sales Agreement is approximately $3,280 (€3,116) with all associated proceeds having been previously received by the Company from the customer, such amounts reflected in deferred revenue and customer prepayments at December 31, 2016 in the accompanying consolidated balance sheet. To date, the Company has not received any notice of litigation or proceedings from the customer. In addition, the customer has not provided any evidence or substantiation of its alleged claims or losses. In response, the Company filed (on February 8, 2017) a Notice of Arbitration via the Switzerland Chambers’ Arbitration Institution, the agreed upon dispute resolution procedure under the Sales Agreement, effectively seeking affirmation of its position in accordance with the Swiss Rules of International Arbitration. The customer has not yet responded to the Notice of Arbitration. The Company intends to vigorously pursue its rights in this matter and it is the Company’s position that it has not breached any of its obligations and has no liability for these alleged claims. In the event that litigation or proceedings are filed by the customer, the Company intends to vigorously defend itself against any and all claims made by the customer related to this matter. At this time, the Company cannot reasonably estimate an outcome for this matter.

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

Commitments

In the normal course of its operations, ExOne GmbH issues guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, guarantees, letters of credit and collateral security for commercial transactions for approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (guarantees, letters of credit or collateral security) is fixed at 1.75%.  The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At December 31, 2016 and 2015, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At December 31, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH were approximately $400 (€380) with expiration dates ranging from April 2017 through July 2018. At December 31, 2015, total outstanding guarantees and letters of credit issued by ExOne GmbH were approximately $685 (€628).

Note 16. Equity-Based Compensation

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

Incentive stock options (“ISOs”) and restricted stock issued by the Company are generally subject to service conditions resulting in annual vesting on the anniversary of the date of grant over a period typically ranging between one and three years. Certain ISOs and stock bonus awards issued by the Company vest immediately upon issuance. ISOs issued by the Company have a contractual life which expires ten years from the date of grant subject to continued service to the Company by the participant.

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	2016	2015	2014
Equity-based compensation expense recognized:
ISOs	$614	$807	$633
Restricted stock	849	918	376
Stock bonus awards	—	—	197
Total equity-based compensation expense before income taxes	1,463	1,725	1,206
Benefit for income taxes*	—	—	—
Total equity-based compensation expense net of income taxes	$1,463	$1,725	$1,206

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At December 31, 2016, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $847 for ISOs and $874 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.9 years.

 During 2016 and 2014, the fair value of ISOs was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 19, 2016	August 12, 2016	December 19, 2014
Weighted average fair value per ISO	$7.97	$8.07	$9.60
Volatility	66.24%	66.43%	67.00%
Average risk-free interest rate	1.20%	1.18%	1.76%
Dividend yield	0.00%	0.00%	0.00%
Expected term (years)	5.5	6.0	6.0

During 2015, there were no ISOs issued by the Company.

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

The activity for ISOs was as follows:

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	173,333	$18.00	$11.03
ISOs granted	62,000	$15.74	$9.60
ISOs exercised	(18,529)	$18.00	$11.03
ISOs forfeited	(1,667)	$18.00	$11.03
ISOs expired	—	$—	$—
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs exercisable at December 31, 2014	39,804	$18.00	$11.03
ISOs expected to vest at December 31, 2014	166,638	$17.21	$10.53

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	215,137	$17.35	$10.62
ISOs granted	—	$—	$—
ISOs exercised	—	$—	$—
ISOs forfeited	(3,334)	$16.31	$9.96
ISOs expired	(833)	$18.00	$11.03
Outstanding at December 31, 2015	210,970	$17.43	$10.67
ISOs exercisable at December 31, 2015	115,472	$17.61	$10.78
ISOs expected to vest at December 31, 2015	90,898	$17.09	$10.45

	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	210,970	$17.43	$10.67
ISOs granted	139,000	$13.72	$8.00
ISOs exercised	—	$—	$—
ISOs forfeited	(9,335)	$15.25	$9.27
ISOs expired	(26,332)	$17.74	$10.87
Outstanding at December 31, 2016	314,303	$15.62	$9.38
ISOs exercisable at December 31, 2016	194,471	$16.90	$10.26
ISOs expected to vest at December 31, 2016	119,832	$13.97	$8.22

At December 31, 2016, there was no intrinsic value associated with ISOs exercisable or ISOs expected to vest. The weighted average remaining contractual term of ISOs exercisable and ISOs expected to vest at December 31, 2016, was approximately 7.2 and 9.4 years, respectively. ISOs with an aggregate intrinsic value of approximately $312 were exercised by employees during 2014, resulting in proceeds to the Company from the exercise of stock options of approximately $333. The Company received no income tax benefit related to these exercises. There were no exercises during 2016 or 2015.

The activity for restricted stock was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	20,000	$23.26
Restricted stock granted	67,500	$22.69
Restricted stock vested	(6,666)	$23.26
Restricted stock forfeited	—	$—
Outstanding at December 31, 2014	80,834	$22.78
Restricted stock expected to vest at December 31, 2014	80,834	$22.78

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	80,834	$22.78
Restricted stock granted	26,000	$13.23
Restricted stock vested	(29,164)	$22.82
Restricted stock forfeited	—	$—
Outstanding at December 31, 2015	77,670	$19.57
Restricted stock expected to vest at December 31, 2015	77,670	$19.57

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	77,670	$19.57
Restricted stock granted	74,500	$11.78
Restricted stock vested	(54,331)	$18.06
Restricted stock forfeited	(3,668)	$19.46
Outstanding at December 31, 2016	94,171	$14.29
Restricted stock expected to vest at December 31, 2016	94,171	$14.29

Restricted stock vesting during 2016, 2015 and 2014 had a fair value of approximately $536, $356 and $282, respectively.

Note 17. Income Taxes

The components of loss before taxes were as follows:

	2016	2015	2014
United States	$(15,585)	$(13,138)	$(15,683)
Foreign	1,054	(12,900)	(6,001)
Loss before income taxes	$(14,531)	$(26,038)	$(21,684)

The provision (benefit) for income taxes consisted of the following:

	2016			2015			2014
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
United States	$—	$—	$—	$—	$(20)	$(20)	$—	$20	$20
Foreign	96	(29)	67	95	(248)	(153)	290	(151)	139
Provision (benefit) for income taxes	$96	$(29)	$67	$95	$(268)	$(173)	$290	$(131)	$159

The net benefit for deferred income taxes for 2016, 2015 and 2014 includes approximately $3, $116 and $54, respectively, associated with net operating loss carryforwards.

A reconciliation of the provision (benefit) for income taxes at the United States statutory rate of 34.0% to the effective rate of the Company for the years ended December 31 is as follows:

	2016	2015	2014
United States statutory rate (34.0%)	$(4,941)	$(8,853)	$(7,373)
Effect of foreign disregarded entity	269	(2,599)	(962)
Effect of intercompany asset transfers	(756)	(53)	992
Taxes on foreign operations	(97)	648	119
Increase in uncertain tax positions	—	—	210
Goodwill impairment	—	1,031	—
Net change in valuation allowances	5,300	9,173	6,980
Permanent differences and other	292	480	193
Provision (benefit) for income taxes	$67	$(173)	$159
Effective tax rate	(0.5)%	0.7%	(0.7)%

The components of deferred income tax assets and liabilities consist of the following at December 31:

	2016	2015
Deferred tax assets
Accounts receivable	$554	$655
Inventories	705	796
Accrued expenses and other current liabilities	234	699
Net operating loss carryforwards	23,516	17,475
Tax credit carryforwards	676	765
Other	1,305	1,461
Valuation allowance	(25,177)	(20,089)
Total deferred tax assets	1,813	1,762
Deferred tax liabilities
Property and equipment	(1,243)	(943)
Other	(570)	(847)
Total deferred tax liabilities	(1,813)	(1,790)
Net deferred tax liabilities*	$—	$(28)

*	At December 31, 2015, net deferred tax liabilities were reflected in other noncurrent liabilities in the consolidated balance sheet.

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits in jurisdictions in which it operates. As such, any benefit from deferred taxes in any of the periods presented has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on (i) recent historical operating results, (ii) the expected timing of reversal of temporary differences, (iii) various tax planning strategies that the Company may be able to enact in future periods, (iv) the impact of potential operating changes on the business and (v) forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that its net deferred tax assets are realizable based on any combination of the above factors in a single, or in multiple, taxing jurisdictions, a reversal of the related portion of the Company’s existing valuation allowances may occur.

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2016	2015
Balance at beginning of period	$20,089	$11,069
Increase to allowances	5,300	9,173
Foreign currency translation and other adjustments	(212)	(153)
Balance at end of period	$25,177	$20,089

At December 31, 2016, the Company had approximately $59,107 in net operating loss carryforwards, subject to certain limitations, which expire from 2033 to 2036, and $676 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2016, the Company had approximately $3,093 in net operating loss carryforwards which expire from 2018 through 2025, to offset the future taxable income of its Japanese subsidiary. At December 31, 2016, the Company had approximately $8,864 in net operating loss carryforwards which do not expire, to offset the future taxable income of its collective German, Italian and Swedish subsidiaries.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At December 31, 2016 and 2015, the liability for uncertain tax positions was approximately $754 and $781, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. At December 31, 2016 and 2015, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $232 and $195, respectively, which was fully offset against net operating loss carryforwards. At December 31, 2016 and 2015, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $416 and $285, respectively, which were fully offset against net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 was as follows:

	2016	2015	2014
Balance at beginning of period	$781	$871	$768
Increases related to current year tax positions	—	—	210
Foreign currency translation adjustments	(27)	(90)	(107)
Balance at end of period	$754	$781	$871

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying consolidated statement of operations and comprehensive loss.

The Company files income tax returns in the United States, Germany, Italy, Sweden (effective 2015) and Japan. The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2016:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2013-2016
Germany*	2010-2016
Italy	2014-2016
Sweden	2015-2016
Japan	2011-2016

*	At December 31, 2016, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities.

Note 18. Fair Value Measurements

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

At December 31, 2016 and 2015, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

In connection with the MAM acquisition, the Company issued contingent consideration subject to certain forecasts of future profitability (revenues and gross profit) of MAM for the years ended December 31, 2015 and 2014 (an unobservable input). The valuation technique utilized by the Company with respect to this instrument was a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision per the Asset Purchase Agreement. Expected payments were discounted using a market interest rate assumption. During 2015, the Company recorded net changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately ($193), with a corresponding amount (a net benefit) recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2015 are based on (i) revisions of estimates of revenues and gross profit for MAM for the year ended December 31, 2015 and (ii) the impact of discounting future cash payments on the associated liabilities. During 2014, the Company recorded net changes in the fair value of contingent consideration issued in connection with the MAM acquisition of approximately ($185), with a corresponding amount (a net benefit) recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2015 are based on (i) revisions of estimates of revenue and gross profit for MAM for the period from acquisition (March 3, 2014) through December 31, 2014 and (ii) the impact of discounting future cash payments on the associated liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments:

	Year Ended
	December 31,
	2016	2015
Balance at beginning of period	$—	$190
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Realized (gains) losses	—	(193)
Unrealized (gains) losses	—	3
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$—

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	December 31,		December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,825	$27,825	$19,342	$19,342
Restricted cash*	$330	$330	$330	$330
Current portion of long-term debt**	$132	$138	$132	$138
Current portion of capital leases	$72	$72	$82	$82
Long-term debt - net of current portion**	$1,644	$1,674	$1,776	$1,812
Capital leases - net of current portion	$10	$10	$81	$81

*Restricted cash included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

**Carrying value at December 31, 2016 and 2015 reflects the impact of adoption of FASB guidance relating to the presentation of debt issuance costs in December 2016 (Note 1).

The carrying amounts of cash and cash equivalents, restricted cash, current portion of long-term debt and current portion of capital leases approximate fair value due to their short-term maturities. The fair value of long-term debt – net of current portion and capital leases – net of current portion have been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) and other available information (including quoted prices of similar instruments available to the Company). Cash and cash equivalents and restricted cash are classified in Level 1; current portion of long-term debt, current portion of capital leases, long-term debt – net of current portion and capital leases – net of current portion are classified in Level 2.

Note 19. Customer Concentrations

During 2016, 2015 and 2014, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. During 2016, 2015 and 2014 the Company’s five most significant customers represented approximately 17.1%, 19.0% and 23.1% of total revenue, respectively. At December 31, 2016 and 2015, accounts receivable from the Company’s five most significant customers were approximately $1,867 and $4,808, respectively.

Note 20. Related Party Transactions

Revolving Credit Facility with a Related Party

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility to (i) assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and (ii) provide additional funding for working capital and general corporate purposes.  RHI was determined to be a related party based on common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). Prior to execution, the Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors).  The Company incurred approximately $215 in debt issuance costs associated with the Credit Agreement.

On January 10, 2016, the Company delivered notice to RHI of its intent to terminate the Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). There were no borrowings under the Credit Agreement from its inception through the effective date of its termination, January 13, 2016.  In connection with the termination, the Company settled its remaining accrued interest under the Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, the Company recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. During 2015, the Company recorded interest expense relating to the Credit Agreement of approximately $39, of which approximately $28 was related to the commitment fee on the unused portion of the revolving credit facility and $11 was related to the amortization of deferred financing costs. Upon termination of the Credit Agreement, all liens and guaranties in respect thereof were released.

Revenues

During 2016, 2015, and 2014 sales of products and/or services to related parties were approximately $75, $1,435 and $871, respectively. Included in sales of products and/or services to related parties during the respective years are the following transactions which required approval by the Audit Committee of the Board of Directors in accordance with Company policy:

In December 2015, the Company entered into a sale agreement for a 3D printing machine with a multi-national, diversified metals company determined to be a related party on the basis that a member of the Board of Directors of the Company also receives his principal compensation from the related party. Total consideration for the 3D printing machine (approximately $120) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $120 based on the delivery of products and/or services.  None of the proceeds associated with this transaction were received by the Company at December 31, 2015, such amounts due from this customer relating to this transaction reflected in accounts receivable – net, in the accompanying consolidated balance sheet. All of the proceeds associated with this transaction were received by the Company at December 31, 2016.

In June 2015, the Company entered into a separate sale agreement for a 3D printing machine with the same multi-national, diversified metals company described above. Total consideration for the 3D printing machine (approximately $146) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $146 based on the delivery of products and/or services.  All of the proceeds associated with this transaction were received by the Company at December 31, 2015.

In March 2015, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related party based on common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $913 based on the delivery of products and/or services. All of the proceeds associated with this transaction were received by the Company at December 31, 2015. At December 31, 2015, the Company continued to defer the remaining consideration covered under this transaction (approximately $37) as certain additional products and/or services remained undelivered by the Company. These additional products and/or services were delivered by the Company during 2016.

In December 2014, the Company entered into a separate sale agreement for a 3D printing machine with the same powdered metal company with proprietary powders described above. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2014 and 2015, the Company

recorded revenue of approximately $815 and $185, respectively, based on the delivery of products and/or services.  All of the proceeds associated with this transaction were received by the Company at December 31, 2015.

Amounts due from related parties at December 31, 2016 and 2015, were approximately $1 and $151, respectively, and are reflected in accounts receivable – net, in the accompanying consolidated balance sheet. At December 31, 2015, the Company continued to defer approximately $37 of consideration associated with sales to related parties for which products and/or services remained undelivered to the customer, with such amounts reflected in deferred revenue and customer prepayments in the accompanying consolidated balance sheet. There were no such deferred amounts at December 31, 2016.

Expenses

During 2016, 2015 and 2014, purchases of products and/or services from related parties were approximately $28, $77 and $115, respectively. Products and/or services purchased by the Company during 2016, 2015 and 2014 principally include certain raw materials and components, website design services and the corporate use of an airplane and leased office space from certain related parties under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016). Included in purchases of products and/or services from related parties during the respective years is the following transaction which required approval by the Audit Committee of the Board of Directors in accordance with Company policy:

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

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016) for no consideration.  The Company estimates the fair market value of the benefits received during 2016, 2015 and 2014 were approximately $22, $38 and $34, respectively.

Amounts due to related parties at December 31, 2016, were approximately $4 and are reflected in accounts payable in the accompanying consolidated balance sheet. Amounts due to related parties at December 31, 2015, were approximately $15 of which approximately $1 and $14 are reflected in accounts payable and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheet.

Other

Refer to Note 2 for further discussion relating to two separate common equity offerings during the quarter ended March 31, 2016, certain elements of which qualify as related party transactions.

Note 21. Segment, Product and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly owned subsidiaries in the United States, Germany, Italy, Sweden and Japan.

Revenue by product for the year ended December 31 was as follows:

	2016	2015	2014
3D printing machines	$20,977	$15,464	$22,792
3D printed and other products, materials and services	26,811	24,889	21,108
	$47,788	$40,353	$43,900

Geographic information for revenue for the year ended December 31 was as follows (based on the country where the sale originated):

	2016	2015	2014
United States	$21,992	$19,817	$21,115
Germany	15,990	14,174	18,118
Japan	8,647	5,613	4,623
Italy	729	684	44
Sweden	430	65	—
	$47,788	$40,353	$43,900

Geographic information for long-lived assets at December 31 was as follows (based on the physical location of assets):

	2016	2015
United States	$19,691	$20,984
Germany	25,068	26,600
Japan	4,996	5,210
Italy	939	1,213
Sweden	303	363
Other*	137	462
	$51,134	$54,832

*Other represents certain long-lived assets (principally 3D printing machines and related equipment) held by the Company under operating lease arrangements in foreign jurisdictions other than those with which the Company has a physical location.

Note 22. Subsequent Events

On January 26, 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its North Las Vegas, Nevada facility into its Troy, Michigan and Houston, Texas facilities and exit its non-core specialty machining operations in its Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of the Company’s sand printing technology in North America which has resulted in a refocus of the Company’s operational strategy. Both actions are expected to be completed by June 30, 2017. The Company expects to record restructuring charges associated with this plan of approximately $1,100 to $1,600, of which approximately $1,000 to $1,300 will be non-cash. The restructuring charges are expected to consist of approximately $100 to $200 for employee termination costs, approximately $1,000 to $1,300 in asset impairment charges for certain property and equipment and intangible assets expected to be sold or abandoned, and approximately $100 for other associated exit costs.

Refer to Note 15 for further discussion relating to a contingency matter with a customer, certain elements of which qualify as a reportable subsequent event.

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described above.

The ExOne Company and Subsidiaries

Supplemental Quarterly Financial Information (Unaudited)

(in thousands, except per-share amounts)

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue - third parties	$14,629	$12,987	$11,718	$8,379
Revenue - related parties	2	1	37	35
Total	$14,631	$12,988	$11,755	$8,414
Gross profit	$5,220	$3,560	$3,506	$1,876
Net loss	$(2,568)	$(3,611)	$(2,942)	$(5,477)
Net loss per common share*:
Basic	$(0.16)	$(0.23)	$(0.18)	$(0.35)
Diluted	$(0.16)	$(0.23)	$(0.18)	$(0.35)

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue - third parties	$16,057	$8,712	$7,358	$6,791
Revenue - related parties	141	152	1,140	2
Total	$16,198	$8,864	$8,498	$6,793
Gross profit	$6,069	$1,169	$1,105	$—
Net loss	$(1,219)	$(10,077)	$(6,898)	$(7,671)
Net loss per common share*:
Basic	$(0.08)	$(0.70)	$(0.48)	$(0.53)
Diluted	$(0.08)	$(0.70)	$(0.48)	$(0.53)

*	Per-share amounts are calculated independently for each quarter presented; therefore the sum of the quarterly per-share amounts may not equal the per-share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2016, that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we concluded that there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A description of the identified material weakness in internal control over financial reporting is as follows:

The design and operating effectiveness of internal controls related to our information technology system specific to our ExOne GmbH subsidiary was not sufficient to allow for accurate and timely reporting of our consolidated financial results. The information technology system specific to our ExOne GmbH subsidiary responsible for recording, processing and summarizing transactions has not been sufficiently implemented to reduce the amount of manual processes and controls necessary to ensure accurate and timely reporting of financial information, in particular as it relates to our accounting for ExOne GmbH specific inventories. As a result, in connection with the financial statement closing process specific to our ExOne GmbH subsidiary, we recorded certain manual, post-close adjustments to inventories which delayed internal reporting of our subsidiary operating results in preparing our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, due to the existence of an identified material weakness.

As a result of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As an EGC, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act until December 31, 2018, or such time that we no longer qualify as an EGC in accordance with the JOBS Act.

Changes in Internal Control over Financial Reporting

We are developing a project plan, with oversight from our executive management and Audit Committee of our Board of Directors, to address the identified material weakness in our information technology system platform specific to our ExOne GmbH subsidiary, in particular, how this information technology system platform impacts our accounting for inventories specific to ExOne GmbH. This project plan includes the identification and remediation of known errors in the original implementation of, and subsequent changes to, this information technology system platform in an effort to reduce certain manual processes and controls necessary to ensure accurate and timely reporting of operating results associated with this subsidiary.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2017, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2017, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information (i) under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II Item 5 of this Annual Report on Form 10-K and (ii) under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2017, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Independence of the Board of Directors and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2017, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2017, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

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

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer

Date:	March 16, 2017

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James L. McCarley	March 16, 2017	Chief Executive Officer (Principal Executive Officer)

/s/ Brian W. Smith	March 16, 2017	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ S. Kent Rockwell	March 16, 2017	Executive Chairman and Director

/s/ John Irvin	March 16, 2017	Director
/s/ Raymond J. Kilmer	March 16, 2017	Director

/s/ Gregory F. Pashke	March 16, 2017	Director

/s/ Lloyd A. Semple	March 16, 2017	Director

/s/ William Strome	March 16, 2017	Director

/s/ Bonnie K. Wachtel	March 16, 2017	Director

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

Exhibit Number	Description	Method of Filing

2.1	Asset Purchase Agreement dated March 3, 2014 by and between ExOne Americas LLC, Machin-A-Mation Corporation, Metal Links, LLC and William R. Dega.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 7, 2014.

2.2	Purchase and Assignment Contract dated March 6, 2014 between Reinhard Schulze and ExOne GmbH.	Incorporated by reference to Exhibit 2.2 to Form 8-K (#001-35806) filed on March 7, 2014.

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws, as amended through August 19, 2013.	Incorporated by reference to Exhibit 3.2 to Form 10-K (#001-35806) filed on March 22, 2016.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

10.1	Amended and Restated Exclusive Patent License Agreement dated January 1, 2011 between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.2	First Amendment dated January 22, 2013, to the Amended and Restated Exclusive Patent License Agreement dated January 1, 2011 between Massachusetts Institute of Technology and The Ex One Company, LLC.	Incorporated by reference to Exhibit 10.01.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.3	Employment Agreement dated June 1, 2012 between the Company and S. Kent Rockwell.*	Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.4	Employment Agreement dated December 23, 2013 between the Company and Rainer Hoechsmann.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on December 23, 2013.

10.5	Managing Director Contract dated December 23, 2013 between the Company and Rainer Hoechsmann.*	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on December 23, 2013.

10.6	Employment Agreement dated March 7, 2013 between the Company and JoEllen Lyons Dillon.*	Incorporated by reference to Exhibit 10.17 to Form 10-K (#001-35806) filed on March 29, 2013.

10.7	Letter dated March 10, 2015 from the Company to Hans J. Sack.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 13, 2015.

10.8	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.9	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.10	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.11	Form of Stock Bonus Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) filed on March 20, 2014.

10.12	2015 ExOne Umbrella Annual Incentive Plan under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.13 to Form 10-K (#001-35806) filed on March 26, 2015.

10.13	Overdraft Facility dated September 18, 2015 between Sparkasse and ExOne GmbH.	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on October 27, 2015.

10.14	Credit Agreement dated October 23, 2015 among the Company, ExOne Americas LLC, ExOne GmbH and RHI Investments, LLC.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on October 27, 2015.

10.15	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.16	Statement of Work dated March 6, 2014 among the Company, ExOne GmbH and proALPHA Consulting GmbH.	Incorporated by reference to Exhibit 1.1 to Form 8-K (#001-35806) filed on March 11, 2014.

10.17	At Market Issuance Sales Agreement dated January 8, 2016 among the Company, FBR Capital Markets & Co. and MLV & Co. LLC.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

10.18	Subscription Agreement dated January 10, 2016 among the Company, Rockwell Forest Products, Inc. and S. Kent Rockwell (solely for purposes of being bound by Section 4.5 thereof).	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

10.19	Employment Agreement dated August 19, 2016 between the Company and James L. McCarley.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on August 23, 2016.

10.20	Letter dated August 19, 2016 from the Company to Hans J. Sack.*	Incorporated by reference to Exhibit 10.3 to Form 8-K (#001-35806) filed on August 23, 2016.

16.1	Changes in the Company’s Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to Form 8-K (#001-35806) filed on March 25, 2016.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP.	Filed herewith.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Interactive Data File.	Filed herewith.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

You can obtain copies of these exhibits electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of this Annual Report on Form 10-K on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our Executive Vice President, Chief Legal Officer and Corporate Secretary at (724) 863-9663. The Interactive Data File (“XBRL”) exhibit is only available electronically.

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.