Form 10-Q
period 2017-03-31
ExOne Co
filed 2017-05-10
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, 16,141,286 shares of common stock, par value $0.01, were outstanding.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

Since our initial public offering, we have continued to qualify as an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.

As an EGC:

•	We are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	We are permitted to provide less extensive disclosure about our executive compensation arrangements;
•	We are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	We have elected to use an extended transition period for complying with new or revised accounting standards.

We will continue to operate under these provisions until December 31, 2018, or such earlier time that we are no longer an EGC. We would cease to be an EGC if we have more than $1.07 billion in annual revenues, qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some, but not all, of these reduced burdens.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended
	March 31,
	2017	2016
Revenue	$10,869	$8,414
Cost of sales	9,266	6,538
Gross profit	1,603	1,876
Operating expenses
Research and development	1,999	1,893
Selling, general and administrative	6,263	5,325
	8,262	7,218
Loss from operations	(6,659)	(5,342)
Other expense (income)
Interest expense	22	232
Other expense (income) ̶ net	110	(93)
	132	139
Loss before income taxes	(6,791)	(5,481)
Provision (benefit) for income taxes	—	(4)
Net loss	$(6,791)	$(5,477)
Net loss per common share:
Basic	$(0.42)	$(0.35)
Diluted	$(0.42)	$(0.35)
Comprehensive loss:
Net loss	$(6,791)	$(5,477)
Other comprehensive income:
Foreign currency translation adjustments	1,026	2,048
Comprehensive loss	$(5,765)	$(3,429)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,671	$27,825
Restricted cash	2,663	330
Accounts receivable ̶ net of allowance of $1,703 (2017) and $1,566 (2016)	5,473	6,447
Inventories ̶ net	16,137	15,838
Prepaid expenses and other current assets	2,071	1,159
Assets held for sale	3,420	—
Total current assets	55,435	51,599
Property and equipment ̶ net	46,384	51,134
Intangible assets ̶ net	303	668
Other noncurrent assets	337	777
Total assets	$102,459	$104,178
Liabilities
Current liabilities:
Current portion of long-term debt	$132	$132
Current portion of capital leases	60	72
Accounts payable	2,753	2,036
Accrued expenses and other current liabilities	4,989	5,124
Deferred revenue and customer prepayments	10,689	7,371
Total current liabilities	18,623	14,735
Long-term debt ̶ net of current portion	1,611	1,644
Capital leases ̶ net of current portion	48	10
Other noncurrent liabilities	9	9
Total liabilities	20,291	16,398
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,045,949 (2017) and 16,017,115 (2016) shares issued and outstanding	160	160
Additional paid-in capital	171,677	171,116
Accumulated deficit	(75,960)	(68,761)
Accumulated other comprehensive loss	(13,709)	(14,735)
Total stockholders' equity	82,168	87,780
Total liabilities and stockholders' equity	$102,459	$104,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Quarter Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(6,791)	$(5,477)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	2,307	1,413
Equity-based compensation	561	312
Provision for bad debts	123	5
Amortization of debt issuance costs	2	206
Gain from disposal of property and equipment	(8)	—
Deferred income taxes	—	(27)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	944	4,494
Decrease (increase) in inventories	132	(312)
(Increase) decrease in prepaid expenses and other assets	(902)	467
Increase (decrease) in accounts payable	787	(1,091)
Decrease in accrued expenses and other liabilities	(195)	(1,005)
Increase in deferred revenue and customer prepayments	3,203	23
Net cash provided by (used for) operating activities	163	(992)
Investing activities
Capital expenditures	(249)	(180)
Proceeds from sale of property and equipment	37	—
Net cash used for investing activities	(212)	(180)
Financing activities
Net proceeds from issuance of common stock ̶ Registered direct offering to a related party	—	12,461
Net proceeds from issuance of common stock ̶ At the market offerings	—	596
Payments on long-term debt	(35)	(34)
Payments on capital leases	(22)	(20)
Net cash (used for) provided by financing activities	(57)	13,003
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	285	92
Net change in cash, cash equivalents, and restricted cash	179	11,923
Cash, cash equivalents, and restricted cash at beginning of period	28,155	19,672
Cash, cash equivalents, and restricted cash at end of period	$28,334	$31,595

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$131	$1,459
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$395	$—
Property and equipment acquired through financing arrangements	$48	$—
Property and equipment included in accounts payable	$25	$—
Property and equipment included in assets held for sale	$3,351	$—
Property and equipment included in accrued expenses and other current liabilities	$—	$50
Common stock offering costs included in accrued expenses and other current liabilities	$—	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(5,477)	—	(5,477)
Other comprehensive income	—	—	—	—	2,048	2,048
Equity-based compensation	—	—	312	—	—	312
Common stock issued from equity incentive plan	30	—	—	—	—	—
Balance at March 31, 2016	15,993	$160	$169,965	$(59,640)	$(11,487)	$98,998

Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(6,791)	—	(6,791)
Other comprehensive income	—	—	—	—	1,026	1,026
Equity-based compensation	—	—	561	—	—	561
Common stock issued from equity incentive plan	29	—	—	—	—	—
Balance at March 31, 2017	16,046	$160	$171,677	$(75,960)	$(13,709)	$82,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States), ExOne GmbH (Germany), ExOne Property GmbH (Germany); ExOne KK (Japan); ExOne Italy S.r.l (Italy); ExOne Sweden AB (Sweden); and through September 2016, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany). Collectively, the consolidated group is referred to as the “Company”.

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

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.

The preparation of these condensed consolidated financial statements requires the Company to make certain judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Areas that require significant judgments, estimates and assumptions include accounting for accounts receivable (including the allowance for doubtful accounts); inventories (including the allowance for slow-moving and obsolete inventories); product warranty reserves; contingencies; income taxes (including the valuation allowance on certain deferred tax assets and liabilities for uncertain tax positions); equity-based compensation (including the valuation of certain equity-based compensation awards issued by the Company); and testing for impairment of long-lived assets (including the identification of asset groups by management, estimates of future cash flows of identified asset groups and fair value estimates used in connection with assessing the valuation of identified asset groups). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Certain amounts relating to restricted cash ($330) and intangible assets – net ($668) in the accompanying condensed consolidated balance sheet at December 31, 2016 have been reclassified from prepaid expenses and other current assets and other noncurrent assets, respectively, to conform to current period presentation.

Recently Adopted Accounting Guidance

On January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This ASU modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group.

Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this ASU. As a result, a cumulative-effect adjustment of approximately $408 has been recorded to accumulated deficit on January 1, 2017, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2016.

On January 1, 2017, the Company adopted FASB ASU 2016-17, “Consolidation: Interests Held through Related Parties That Are under Common Control.” This ASU modifies former guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (“VIE”) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker needs to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. The Company does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors addressed by this ASU. Management has determined that the adoption of this ASU did not have an impact on the condensed consolidated financial statements of the Company.

On January 1, 2017, the Company adopted FASB ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This ASU requires inventories to be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. Management has determined that the adoption of this ASU did not have an impact on the condensed consolidated financial statements of the Company.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all ASUs issued by the FASB. Recently issued ASUs not listed below were assessed and determined to be either not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” As a result of this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. As a result of this ASU, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019, or January 1, 2018, in the event that the Company no longer qualifies as an EGC.  Early adoption is permitted, but the Company may adopt the changes no earlier than January 1, 2017 (regardless of EGC status). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to principal versus agent considerations in an arrangement. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, which serves to clarify the implementation guidance issued in ASU 2014-09 with respect to identifying performance obligations in an arrangement and accounting for licensing arrangements. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, which serves to rescind certain previously issued SEC Staff Observer comments upon adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”, which serves to clarify certain technical aspects and transition guidance associated with ASU 2014-09. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company.

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

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV have been identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also serves as a member of the Board of Directors of FBR (which controls MLV).  The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also holds a position on the Board of Directors of FBR).  Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and a reimbursement of certain legal expenses of $25.  During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843.  Unrestricted net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There have been no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

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

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $6,791 for the quarter ended March 31, 2017. As noted above, the Company has received unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At March 31, 2017, the Company had approximately $25,671 in unrestricted cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended
	March 31,
Foreign currency translation adjustments	2017	2016
Balance at beginning of period	$(14,735)	$(13,535)
Other comprehensive income	1,026	2,048
Balance at end of period	$(13,709)	$(11,487)

Foreign currency translation adjustments consist of the effect of translation of functional currency financial statements (denominated in the Euro and Japanese Yen) to the reporting currency of the Company (United States dollar) and certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated in the foreseeable future.

There were no tax impacts related to income tax rate changes and no amounts were reclassified to earnings for either of the periods presented.

Note 4. Loss Per Share

The Company presents basic and diluted loss per common share amounts. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

As the Company incurred a net loss during each of the quarters ended March 31, 2017 and 2016, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (357,137  – 2017 and 205,803 – 2016) and unvested restricted stock issued (95,337  – 2017 and 74,835 – 2016), was anti-dilutive.

The information used to compute basic and diluted loss per common share was as follows:

	Quarter Ended
	March 31,
	2017	2016
Net loss	$(6,791)	$(5,477)
Weighted average shares outstanding (basic and diluted)	16,028,906	15,745,351
Net loss per common share:
Basic	$(0.42)	$(0.35)
Diluted	$(0.42)	$(0.35)

Note 5. Restructuring

On January 26, 2017, the Company committed to a plan to consolidate certain of its three-dimensional (“3D”) printing operations from its North Las Vegas, Nevada facility into its Troy, Michigan and Houston, Texas facilities and exit its non-core specialty machining operations in its Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of the Company’s sand printing technology in North America which has resulted in a refocus of the Company’s operational strategy.

As a result of these actions, during the quarter ended March 31, 2017, the Company recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. Of the amounts associated with involuntary employee terminations and other exit costs, approximately $73 remained unsettled by the Company at March 31, 2017. The Company expects to record approximately $32 of additional charges during the quarter ended June 30, 2017, in connection with certain remaining involuntary employee terminations. All amounts associated with involuntary employee terminations and other exit costs in connection with this plan are expected to be settled by the Company by June 30, 2017.

Charges associated with asset impairments relate principally to the Company’s plan to exit its non-core specialty machining operations in its Chesterfield, Michigan facility. On April 21, 2017, the Company sold to a third party certain assets associated with these operations including inventories, property and equipment and other contractual rights. Total proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $97), the

Company has recorded an impairment loss of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017. Additionally, the Company recorded an impairment loss of approximately $8 associated with certain property and equipment which was abandoned in connection with the Company’s exit of its North Las Vegas, Nevada facility.

Separate from the transaction described above, on May 9, 2017, the Company sold to a third party certain property and equipment (principally land and building) associated with its North Las Vegas, Nevada facility. Total proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $134), the Company expects to record a gain on disposal of approximately $350 during the quarter ended June 30, 2017.

At March 31, 2017, the Company reclassified the following amounts in its condensed consolidated balance sheet associated with assets meeting required criteria as held for sale:

Inventories	$69
Property and equipment	3,351
Assets held for sale	$3,420

Note 6. Impairment

During the quarter ended March 31, 2017, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Note 7. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$25,671	$27,825
Restricted cash	2,663	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$28,334	$28,155

Restricted cash at March 31, 2017 includes approximately $2,333 associated with cash collateral required by a German bank for financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Restricted cash at both March 31, 2017 and December 31, 2016 includes approximately $330 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 8. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials and components	$6,521	$7,429
Work in process	4,626	5,166
Finished goods	4,990	3,243
	$16,137	$15,838

Raw materials and components consist of consumable materials and component parts and subassemblies associated with 3D printing machine manufacturing and support activities. Work in process consists of 3D printing machines and other products in varying stages of completion. Finished goods consist of 3D printing machines and other products prepared for sale in accordance with customer specifications.

At March 31, 2017 and December 31, 2016, the allowance for slow-moving and obsolete inventories was approximately $1,479 and $1,517, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

During the quarter ended March 31, 2017, the Company recorded a charge of approximately $206 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain work in process inventories for which cost was determined to exceed net realizable value. There were no such charges recorded by the Company during the quarter ended March 31, 2016.

Note 9. Product Warranty Reserves

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

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each respective period):

	Quarter Ended
	March 31,
	2017	2016
Balance at beginning of period	$1,115	$1,308
Provisions for new issuances	236	63
Payments	(169)	(274)
Reserve adjustments	(150)	(34)
Foreign currency translation adjustments	12	32
Balance at end of period	$1,044	$1,095

Note 10. Contingencies and Commitments

Contingencies

On January 25, 2017, the Company (through its ExOne GmbH subsidiary) filed a Notice of Arbitration with the Swiss Chambers’ Arbitration Institution to commence arbitration proceedings against Kocel Group (Hong Kong) Limited (People’s Republic of China), and Sichuan Kocel Casting Company, Limited (formerly Sichuan Kocel CSR Casting Company, Limited) (People’s Republic of China) (collectively, the “Respondents”). With the arbitration, ExOne GmbH is seeking confirmation that the Respondents are not entitled to claim any damages, losses or return of payment from ExOne GmbH under a sales agreement between the parties relating to certain 3D printing machines and related equipment (the “Sales Agreement”) citing, among other things, that ExOne GmbH fulfilled its obligations under the Sales Agreement and that the Respondents denied ExOne GmbH access to service and install the 3D printing machines and related equipment. On March 25, 2017, the Respondents responded to the Notice of Arbitration, objecting to the jurisdiction of the Arbitral Tribunal with respect to Kocel Group (Hong Kong) Limited, asserting various objections and defenses to ExOne GmbH’s claims and Sichuan Kocel Casting Company, Limited also asserting various counterclaims as a result of alleged non-performance by ExOne GmbH. Sichuan Kocel Casting Company, Limited responded that it is seeking damages of approximately $166 (€156), for the late delivery of the 3D printing machines and related equipment and for ExOne GmbH to pay all costs and its legal fees in connection with the arbitration. Respondents also reserved the right to add or change their prayers for relief and to add or change any of their claims or counterclaims. The total value of the Sales Agreement is approximately $3,329 (€3,116) with all associated proceeds having been previously received by ExOne GmbH from Kocel, such amounts reflected in deferred revenue and customer prepayments at March 31, 2017, in the accompanying condensed consolidated balance sheet.

The Company intends to vigorously pursue its rights in this matter and to defend itself against any and all claims made by Kocel related to this matter. At this time, the Company cannot reasonably estimate an outcome for this matter.

The Company and its subsidiaries are subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Other than the matter further described above, management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on the financial position, results of operations or cash flows of the Company.

Commitments

In the normal course of its operations, ExOne GmbH issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At March 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $707 (€661) with expiration dates ranging from April 2017 through July 2018. At December 31, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $400 (€380).

In addition to amounts issued by ExOne GmbH under the credit facility agreement, during the quarter ended March 31, 2017, ExOne GmbH entered into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit security agreement except that the German bank required cash collateral to be posted by ExOne GmbH in connection with any related issuance. At March 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under these separate agreements were approximately $2,333 (€2,184) with expiration dates ranging from May 2017 through October 2017.

Note 11. Income Taxes

The provision (benefit) for income taxes for the quarters ended March 31, 2017 and 2016 was $0 and ($4), respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. Discrete period computation is as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended March 31, 2017 and 2016 was 0.0%  and 0.1% (benefit on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

The Company has provided a valuation allowance for its net deferred tax assets as a result of the Company not generating consistent net operating profits in jurisdictions in which it operates. As such, any benefit from deferred taxes in any of the periods presented has been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that the Company may be able to enact in future periods, the impact of potential operating changes on the business and forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that its net deferred tax assets are realizable based on any combination of the above factors in a single, or in multiple, taxing jurisdictions, a reversal of the related portion of the Company’s existing valuation allowances may occur.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At March 31, 2017 and December 31, 2016, the liability for uncertain tax positions was approximately $765 and $754, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At March 31, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $248 and $232, respectively, which were fully offset against net operating loss carryforwards. At March 31, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $476 and $416, respectively, which were fully offset against net operating loss carryforwards. At March 31, 2017, the Company’s ExOne GmbH (2010-2013), ExOne Property GmbH (2013) and ExOne KK (2014-2016) subsidiaries were under examination by local taxing authorities.

Note 12. Equity-Based Compensation

On January 24, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended
	March 31,
	2017	2016
Equity-based compensation expense recognized:
ISOs	$343	$103
Restricted stock	218	209
Total equity-based compensation expense before income taxes	561	312
Benefit for income taxes*	—	—
Total equity-based compensation expense net of income taxes	$561	$312
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2017, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $742 for ISOs and $958 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.6 years.

During the quarter ended March 31, 2017, the fair value of ISOs was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

February 10, 2017
Weighted average fair value per ISO	$5.46 - $5.75
Volatility	62.89% - 63.75%
Average risk-free interest rate	1.89% - 1.94%
Dividend yield	0.00%
Expected term (years)	5.0 - 5.5

During the quarter ended March 31, 2016, there were no ISOs issued by the Company.

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

The activity for ISOs for the quarters ended March 31, 2017 and 2016, was as follows:

	Quarter Ended March 31,
	2017			2016
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,303	$15.62	$9.38	210,970	$17.43	$10.67
ISOs granted	44,000	$10.10	$5.51	—	$—	$—
ISOs exercised	—	$—	$—	—	$—	$—
ISOs forfeited	(500)	$15.74	$9.60	(4,334)	$15.74	$9.60
ISOs expired	(666)	$15.74	$9.60	(833)	$18.00	$11.03
Outstanding at end of period	357,137	$15.08	$8.99	205,803	$17.39	$10.65
ISOs exercisable at end of period	232,471	$15.77	$9.47	170,470	$17.74	$10.86
ISOs expected to vest at end of period	124,666	$13.80	$8.11	31,358	$15.74	$9.60

At March 31, 2017, intrinsic value associated with ISOs exercisable was approximately $3. At March 31, 2017, intrinsic value associated with ISOs expected to vest was approximately less than $1. The weighted average remaining contractual term of ISOs exercisable and expected to vest at March 31, 2017, was approximately 7.4 years and 9.4 years, respectively. There were no ISO exercises during the quarter ended March 31, 2017 or the quarter ended March 31, 2016.

The activity for restricted stock for the quarters ended March 31, 2017 and 2016, was as follows:

	Quarter Ended March 31,
	2017		2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	94,171	$14.29	77,670	$19.57
Restricted stock granted	30,000	$10.10	27,500	$8.90
Restricted stock vested	(28,834)	$14.69	(30,001)	$21.51
Restricted stock forfeited	—	$—	(334)	$62.53
Outstanding at end of period	95,337	$12.85	74,835	$14.68
Restricted stock expected to vest at end of period	95,337	$12.85	74,835	$14.68

Restricted stock vesting during the quarters ended March 31, 2017 and 2016, had a fair value of approximately $299 and $271, respectively.

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

During the quarter ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the Euro (the functional currency of the Company’s ExOne GmbH subsidiary) and British Pound Sterling (the currency basis for cash flows resulting from a commercial sales contract with a customer). The first of the two foreign exchange forward contracts was both entered into and settled (in connection with cash received from the customer) during the quarter ended March 31, 2017, resulting in a gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts remained outstanding at March 31, 2017, and during the quarter ended March 31, 2017, generated an unrealized loss of less than $1 (€1). Neither of the contracts has been designated as a hedging instrument and accordingly, realized and unrealized gains (losses) for the quarter ended March 31, 2017, have been recorded to other expense (income) – net in the accompanying condensed statement of consolidated operations and comprehensive loss. The Company classified both contracts as Level 2 fair value measurements.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	March 31,		December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$25,671	$25,671	$27,825	$27,825
Restricted cash	$2,663	$2,663	$330	$330
Current portion of long-term debt*	$132	$138	$132	$138
Current portion of capital leases	$60	$60	$72	$72
Long-term debt ̶ net of current portion*	$1,611	$1,639	$1,644	$1,674
Capital leases ̶ net of current portion	$48	$48	$10	$10

 * Carrying values at March 31, 2017 and December 31, 2016 are net of unamortized debt issuance costs of approximately $34 and $36, respectively.

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

Note 14. Concentration of Credit Risk

During the quarters ended March 31, 2017 and 2016, the Company conducted a significant portion of its business with a limited number of customers. For the quarters ended March 31, 2017 and 2016, the Company’s five most significant customers represented approximately 40.0% and 38.2% of total revenue, respectively. At March 31, 2017 and December 31, 2016, accounts receivable from the Company’s five most significant customers were approximately $1,457 and $1,867, respectively.

Note 15. Related Party Transactions

Revenues

Sales of products and/or services to related parties for the quarters ended March 31, 2017 and 2016 were approximately $8 and $35, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due from related parties at March 31, 2017 and December 31, 2016, were approximately $9 and $1, respectively and are reflected in accounts receivable – net, in the accompanying condensed consolidated balance sheet.

Expenses

During the quarters ended March 31, 2017 and 2016, purchases of products and/or services from related parties were approximately $3 and $4, respectively. Products and/or services purchased by the Company during the quarters ended March 31, 2017 and 2016 included website design services and leased office space from related parties under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016). None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016) for no consideration. The Company estimates the fair market value of the benefits received during the quarter ended March 31, 2016 were approximately $2. There were no such benefits received during the quarter ended March 31, 2017.

Amounts due to related parties at March 31, 2017 and December 31, 2016, were approximately $1 and $1, respectively. Amounts due to related parties at March 31, 2017, are reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. Amounts due to related parties at December 31, 2016, are reflected in accounts payable in the accompanying condensed consolidated balance sheet.

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

Note 16. Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, other than those matters further discussed in Note 5 relating to the sale of certain assets by the Company in April 2017 and May 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to enhance our current 3D printing machines and technology and develop new 3D printing machines; our ability to qualify more industrial materials in which we can print; timing and length of sales of 3D printing machines; demand for our products; our ability to achieve cost savings through consolidation or exiting of certain North American operations; the impact of increases in operating expenses and expenses relating to proposed investments and alliances; the availability of skilled personnel; the impact of market conditions and other factors on the carrying value of long-lived assets; our competitive environment and our competitive position; our ability to continue as a going concern; individual customer contractual requirements; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; the impact of loss of key management; risks related to global operations including effects of foreign currency and risks related to the situation in the Ukraine and the United Kingdom’s referendum to withdraw from the European Union; demand for aerospace, automotive, heavy equipment, energy/oil/gas and other industrial products; our plans regarding increased international operations in additional international locations; the scope, nature or impact of alliances and strategic investments and our ability to integrate strategic investments; sufficiency of funds for required capital expenditures, working capital, and debt service; the adequacy of sources of liquidity; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities, production service centers (“PSCs”) or ExOne adoption centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; and material weaknesses in our internal control over financial reporting.

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

As a result of these actions, during the quarter ended March 31, 2017, we recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. Of the amounts associated with involuntary employee terminations and other exit costs, approximately $73 remained unsettled by us at March 31, 2017. We expect to record approximately $32 of additional charges during the quarter ended June 30, 2017, in connection with certain remaining involuntary employee terminations. All amounts associated with involuntary employee terminations and other exit costs in connection with this plan are expected to be settled by us by June 30, 2017.

Charges associated with asset impairments relate principally to our plan to exit our non-core specialty machining operations in our Chesterfield, Michigan facility. On April 21, 2017, we sold to a third party certain assets associated with these operations including inventories, property and equipment and other contractual rights. Total proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $97), we recorded an impairment loss of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017. Additionally, we recorded an impairment loss of approximately $8 associated with certain property and equipment which was abandoned in connection with our plan to exit our North Las Vegas, Nevada facility.

Separate from the transaction described above, on May 9, 2017, we sold to a third party certain property and equipment (principally land and building) associated with our North Las Vegas, Nevada facility. Total proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $134), we expect to record a gain on disposal of approximately $350 during the quarter ended June 30, 2017.

The consolidation of our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to this consolidation of approximately $600, with approximately $570 in the form of cash cost savings (principally employee and facility maintenance costs) and approximately $30 in the form of reduced depreciation expense. All cost savings associated with this consolidation are expected to benefit cost of sales. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

On March 22, 2017, we terminated our Cooperation Agreement with Swerea SWECAST AB (“Swerea”), resulting in an exit of our PSC operations in Jönköping, Sweden, effective April 1, 2017. Also on March 22, 2017, we agreed to a leasing agreement with Beijer Industri AB, effective April 1, 2017, related to our 3D printing machine and related equipment located on the Swerea premises, previously covered under our Cooperation Agreement with Swerea. Both of these actions were taken in connection with our continuing evaluation of our business model in an effort to both streamline our existing European operations, and to take strategic advantage of our existing relationship with Beijer Industri AB in promoting indirect binder jet technologies in Scandinavia. There were no penalties or other adverse effects associated with our termination of our Cooperation Agreement with Swerea. There were no significant effects on our results of operations or financial position associated with these actions.

Impairment

During the quarter ended March 31, 2017, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Outlook

Our 2017 priorities include the following:

•

Continue to accelerate the adoption rate of binder jet technologies. We plan to grow our market leading position with respect to indirect 3D printing solutions for customers and continue advancing our innovations in direct printing, principally through an expansion of our fine powder printing capabilities, including certain research and development activities associated with a larger format direct printing machine.

•

Evaluation of our business model. We continue to focus our efforts on optimizing our business model, including maximizing our facility utilization and our gross profit. We have consolidated certain of our operations to achieve efficiencies and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSC and other operations, including, but not limited to, converting certain of our PSCs into EACs. We are reviewing our product lines to better manage our product marketing and delivery to our customers to accelerate the adoption rate of our technologies.

•

Strengthening our commercial team and reprioritizing our focus. We have added new talent to our commercial leadership team and have added new tools and processes to improve the efficiency and effectiveness of our selling efforts. As our global installed base of 3D printing machines continues to grow, we continue to invest in our customer-centric approach to managing our operations (including talent addition and the process of converting certain of our PSCs into EACs). Our goal is to collaborate with our customers and remain the market leader and supplier of choice for binder jet technologies and products for industrial applications.

Backlog

At March 31, 2017, our backlog was approximately $23,500 of which approximately $21,300 is expected to be fulfilled during the next twelve months. At December 31, 2016, our backlog was approximately $19,700.

Results of Operations

Net Loss

Net loss for the quarter ended March 31, 2017, was $6,791, or $0.42 per basic and diluted share, compared with a net loss of $5,477 or $0.35 per basic and diluted share, for the quarter ended March 31, 2016. The increase in our net loss was principally due a net decrease in our gross profit along with increases in research and development and selling, general and administrative expenses (all changes further described below).

Revenue

The following table summarizes revenue by product line:

	Quarter Ended
	March 31,
	2017		2016
3D printing machines	$4,273	39.3%	$2,178	25.9%
3D printed and other products, materials and services	6,596	60.7%	6,236	74.1%
	$10,869	100.0%	$8,414	100.0%

Revenue for the quarter ended March 31, 2017, was $10,869 compared with revenue of $8,414 for the quarter ended March 31, 2016, an increase of $2,455, or 29.2%. The increase in revenue was as a result of increases in revenue attributable to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from a higher volume of units sold (five 3D printing machines sold during the quarter ended March 31, 2017, as compared to one 3D printing machine sold during the quarter ended March 31, 2016). Higher volumes of 3D printing machines sold were offset by an unfavorable mix of sales and lower realized pricing of 3D printing machines sold during the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016. The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in consumable materials and service-related revenues associated with an increased global installed base of our 3D printing machines.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a description of 3D printing machines by type):

	Quarter Ended
	March 31,
	2017	2016
3D printing machine units sold:
S-Max+	—	1
S-Max	4	—
M-Flex	1	—
	5	1

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2017, was $9,266 compared with cost of sales of $6,538 for the quarter ended March 31, 2016, an increase of $2,728, or 41.7%. The increase in cost of sales was primarily due to increased sales activity for both 3D printing machines and 3D printed and other products, materials and services. In addition, during the quarter ended March 31, 2017, we incurred costs of approximately $715 (approximately $110 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our plan to exit our non-core specialty machining operations in Chesterfield, Michigan. We also recorded a charge of approximately $206 during the quarter ended March 31, 2017, associated with certain work in process inventories for which cost was determined to exceed net realizable value. We recorded no such charges during the quarter ended March 31, 2016.

Gross profit for the quarter ended March 31, 2017, was $1,603 compared with gross profit of $1,876 for the quarter ended March 31, 2016. Gross profit percentage was 14.7% for the quarter ended March 31, 2017, compared with 22.3% for the quarter ended March 31, 2016. The net decrease in gross profit was the result of the increase in revenues (higher volumes offset by an unfavorable mix of sales and lower realized pricing) offset by the increase in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended March 31, 2017, were $1,999 compared with research and development expenses of $1,893 for the quarter ended March 31, 2016, an increase of $106, or 5.6%. The increase in research and development expenses was primarily due to an increase in material costs and consulting and professional fees associated with certain machine development and other organizational development activities.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended March 31, 2017, were $6,263 compared with selling, general and administrative expenses of $5,325 for the quarter ended March 31, 2016, an increase of $938, or 17.6%. The increase in selling, general and administrative expenses was principally due to an impairment of intangible assets of approximately $269 during the quarter ended March 31, 2017, in connection with our plan to exit our non-core specialty machining operations at our Chesterfield, Michigan facility, an increase in our provision for bad debts from customers, an increase in employee costs (principally an increase in equity-based compensation) and an increase in certain selling expenses (mostly sales commissions and other trade show and promotional expenses). These increases were offset by a reduction in consulting and professional fee expenses.

Interest Expense

Interest expense for the quarter ended March 31, 2017, was $22 compared with interest expense of $232 for the quarter ended March 31, 2016, a decrease of $210, or 90.5%. The decrease in interest expense was principally due to the effect of the termination of our revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other Expense (Income) – Net

Other expense (income) – net for the quarter ended March 31, 2017, was $110 compared with other expense (income) – net of ($93) for the quarter ended March 31, 2016. The change of $203 was principally due to net currency exchange losses on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future, for the quarter ended March 31, 2017, as compared to net currency exchange gains during the quarter ended March 31, 2016.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the quarters ended March 31, 2017 and 2016, was $0 and ($4), respectively. The effective tax rate for the quarters ended March 31, 2017 and 2016, was 0.0% and 0.1% (benefit on a loss), respectively. For each of the quarters ended March 31, 2017 and 2016, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

We have provided a valuation allowance for our net deferred tax assets as a result of our inability to generate consistent net operating profits in jurisdictions in which we operate. As such, any benefit from deferred taxes in any of the periods presented in our condensed consolidated financial statements has been fully offset by changes in the valuation allowance for net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that net deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $6,791 for the quarter ended March 31, 2017. In connection with the completion of our initial public offering and subsequent secondary offerings (including our ATM), we have received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At March 31, 2017, we had approximately $25,671 in unrestricted cash and cash equivalents.

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. Further, we may seek to raise additional capital to support our growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Cash Flows

The following table summarizes the significant components of cash flows for each of the quarters ended March 31 and our cash, cash equivalents, and restricted cash balances at March 31, 2017 and December 31, 2016:

	2017	2016
Net cash provided by (used for) operating activities	$163	$(992)
Net cash used for investing activities	(212)	(180)
Net cash (used for) provided by financing activities	(57)	13,003
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	285	92
Net change in cash, cash equivalents, and restricted cash	$179	$11,923

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$25,671	$27,825
Restricted cash	2,663	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$28,334	$28,155

Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2017, was $163 compared with net cash used for operating activities of $992 for the quarter ended March 31, 2016. The change of $1,155 was mostly attributed to an increase in net cash inflows associated with net changes in assets and liabilities, including net cash inflows (versus net cash outflows) associated with inventories and a reduction in net cash outflows associated with payments to vendors, both attributable to our working capital management strategy.

Investing Activities

Net cash used for investing activities for the quarter ended March 31, 2017, was $212 compared with $180 for the quarter ended March 31, 2016. Net cash used for investing activities for both periods principally related to capital expenditures consistent with our operating plans.

We expect our remaining 2017 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $1,000 to $2,000). In addition, during the quarter ended June 30, 2017, we expect to receive net proceeds from the sale of certain property and equipment associated with our consolidation or exit of certain United States facilities of approximately $3,700.

Financing Activities

Net cash used for financing activities for the quarter ended March 31, 2017, was $57 compared with net cash provided by financing activities of $13,003 for the quarter ended March 31, 2016.

Uses of cash for the quarter ended March 31, 2017, included principal payments on outstanding debt and capital leases.

Sources of cash for the quarter ended March 31, 2016, included net proceeds from the issuance of common stock of approximately $12,461 in connection with our registered direct offering to a related party and approximately $596 in connection with our ATM. Uses of cash for the quarter ended March 31, 2016, included principal payments on outstanding debt and capital leases.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At March 31, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $3,040 (€2,845) with expiration dates ranging from April 2017 through July 2018. At December 31, 2016, total outstanding financial guarantees and letters of credit issued by us were approximately $400 (€380). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 10 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 67.0% and 56.4% of our consolidated revenue was derived from transactions outside the United States for the quarters ended March 31, 2017 and 2016, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter ended March 31, 2017, would result in an increase (decrease) in revenue of approximately $700. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At March 31, 2017, we held approximately $28,334 in cash, cash equivalents, and restricted cash, of which approximately $20,874 was held by certain of our subsidiaries in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 16, 2017.

As a result of the material weakness described in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements and related notes thereto included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

We can provide no assurance at this time that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2017. As an EGC, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until such time that we no longer qualify as an EGC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 25, 2017, the Company (through its ExOne GmbH subsidiary) filed a Notice of Arbitration with the Swiss Chambers’ Arbitration Institution to commence arbitration proceedings against Kocel Group (Hong Kong) Limited (People’s Republic of China), and Sichuan Kocel Casting Company, Limited (formerly Sichuan Kocel CSR Casting Company, Limited) (People’s Republic of China) (collectively, the “Respondents”). With the arbitration, ExOne GmbH is seeking confirmation that the Respondents are not entitled to claim any damages, losses or return of payment from ExOne GmbH under a sales agreement between the parties relating to certain 3D printing machines and related equipment (the “Sales Agreement”) citing, among other things, that ExOne GmbH fulfilled its obligations under the Sales Agreement and that the Respondents denied ExOne GmbH access to service and install the 3D printing machines and related equipment. On March 25, 2017, the Respondents responded to the Notice of Arbitration, objecting to the jurisdiction of the Arbitral Tribunal with respect to Kocel Group (Hong Kong) Limited, asserting various objections and defenses to ExOne GmbH’s claims and Sichuan Kocel Casting Company, Limited also asserting various counterclaims as a result of alleged non-performance by ExOne GmbH. Sichuan Kocel Casting Company, Limited responded that it is seeking damages of approximately $166,441 (€155,800), for the late delivery of the 3D printing machines and related equipment and for ExOne GmbH to pay all costs and its legal fees in connection with the arbitration. Respondents also reserved the right to add or change their prayers for relief and to add or change any of their claims or counterclaims. The total value of the Sales Agreement is approximately $3,328,822 (€3,116,000) with all associated proceeds having been previously received by ExOne GmbH from Kocel, such amounts reflected in deferred revenue and customer prepayments at March 31, 2017, in the accompanying condensed consolidated balance sheet.

The Company intends to vigorously pursue its rights in this matter and to defend itself against any and all claims made by the Respondents related to this matter. At this time, the Company cannot reasonably predict the eventual outcome for this matter.

We are subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Other than the matter further described above, management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 10, 2017

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