Form 10-Q
period 2017-06-30
ExOne Co
filed 2017-08-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, 16,129,619 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$10,799	$11,755	$21,668	$20,169
Cost of sales	8,773	8,249	18,039	14,787
Gross profit	2,026	3,506	3,629	5,382
Operating expenses
Research and development	2,349	1,946	4,348	3,839
Selling, general and administrative	6,013	4,663	12,276	9,988
	8,362	6,609	16,624	13,827
Loss from operations	(6,336)	(3,103)	(12,995)	(8,445)
Other expense (income)
Interest expense	23	22	45	254
Other expense (income) ̶ net	35	(205)	145	(298)
	58	(183)	190	(44)
Loss before income taxes	(6,394)	(2,920)	(13,185)	(8,401)
Provision for income taxes	9	22	9	18
Net loss	$(6,403)	$(2,942)	$(13,194)	$(8,419)
Net loss per common share:
Basic	$(0.40)	$(0.18)	$(0.82)	$(0.53)
Diluted	$(0.40)	$(0.18)	$(0.82)	$(0.53)
Comprehensive loss:
Net loss	$(6,403)	$(2,942)	$(13,194)	$(8,419)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,493	(249)	3,519	1,799
Comprehensive loss	$(3,910)	$(3,191)	$(9,675)	$(6,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,051	$27,825
Restricted cash	1,112	330
Accounts receivable ̶ net of allowance of $1,687 (2017) and $1,566 (2016)	6,566	6,447
Inventories ̶ net	17,022	15,838
Prepaid expenses and other current assets	2,059	1,159
Total current assets	50,810	51,599
Property and equipment ̶ net	49,011	51,134
Intangible assets ̶ net	236	668
Other noncurrent assets	304	777
Total assets	$100,361	$104,178
Liabilities
Current liabilities:
Current portion of long-term debt	$133	$132
Current portion of capital leases	41	72
Accounts payable	4,365	2,036
Accrued expenses and other current liabilities	5,120	5,124
Deferred revenue and customer prepayments	10,539	7,371
Total current liabilities	20,198	14,735
Long-term debt ̶ net of current portion	1,578	1,644
Capital leases ̶ net of current portion	44	10
Other noncurrent liabilities	9	9
Total liabilities	21,829	16,398
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,045,949 (2017) and 16,017,115 (2016) shares issued and outstanding	160	160
Additional paid-in capital	171,951	171,116
Accumulated deficit	(82,363)	(68,761)
Accumulated other comprehensive loss	(11,216)	(14,735)
Total stockholders' equity	78,532	87,780
Total liabilities and stockholders' equity	$100,361	$104,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(13,194)	$(8,419)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	3,589	2,862
Equity-based compensation	835	554
Amortization of debt issuance costs	3	207
Deferred income taxes	—	(29)
Provision (recoveries) for bad debts ̶ net	132	(271)
Provision (recoveries) for slow-moving, obsolete and lower of cost or market inventories ̶ net	1,835	(403)
(Gain) loss from disposal of property and equipment ̶ net	(314)	198
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	69	4,652
Increase in inventories	(3,358)	(545)
(Increase) decrease in prepaid expenses and other assets	(770)	820
Increase in accounts payable	2,111	208
Decrease in accrued expenses and other liabilities	(252)	(1,551)
Increase in deferred revenue and customer prepayments	2,390	1,550
Net cash used for operating activities	(6,924)	(167)
Investing activities
Capital expenditures	(392)	(331)
Proceeds from sale of property and equipment	3,677	44
Net cash provided by (used for) investing activities	3,285	(287)
Financing activities
Net proceeds from issuance of common stock ̶ Registered direct offering to a related party	—	12,447
Net proceeds from issuance of common stock ̶ At the market offerings	—	595
Payments on long-term debt	(68)	(68)
Payments on capital leases	(45)	(41)
Net cash (used for) provided by financing activities	(113)	12,933
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	760	63
Net change in cash, cash equivalents, and restricted cash	(2,992)	12,542
Cash, cash equivalents, and restricted cash at beginning of period	28,155	19,672
Cash, cash equivalents, and restricted cash at end of period	$25,163	$32,214

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,917	$1,997
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$395	$682
Property and equipment included in accounts payable	$100	$20
Property and equipment acquired through financing arrangements	$48	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(8,419)	—	(8,419)
Other comprehensive income	—	—	—	—	1,799	1,799
Equity-based compensation	—	—	554	—	—	554
Common stock issued from equity incentive plan	32	—	—	—	—	—
Balance at June 30, 2016	15,995	$160	$170,207	$(62,582)	$(11,736)	$96,049

Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(13,194)	—	(13,194)
Other comprehensive income	—	—	—	—	3,519	3,519
Equity-based compensation	—	—	835	—	—	835
Common stock issued from equity incentive plan	29	—	—	—	—	—
Balance at June 30, 2017	16,046	$160	$171,951	$(82,363)	$(11,216)	$78,532

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

Certain amounts relating to restricted cash ($330) and intangible assets – net ($668) in the accompanying condensed consolidated balance sheet at December 31, 2016, have been reclassified from prepaid expenses and other current assets and other noncurrent assets, respectively, to conform to current period presentation. Certain amounts relating to provision (recoveries) for slow-moving, obsolete and lower of cost or market inventories – net ($403) and amortization of debt issuance costs ($3) in the accompanying condensed statement of consolidated cash flows for the six months ended June 30, 2016, have been reclassified from increase in inventories and decrease in prepaid expenses and other assets, respectively, to conform to current period presentation.

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

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $6,403 and $13,194 for the quarter and six months ended June 30, 2017, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At June 30, 2017, the Company had approximately $24,051 in unrestricted cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Foreign currency translation adjustments	2017	2016	2017	2016
Balance at beginning of period	$(13,709)	$(11,487)	$(14,735)	$(13,535)
Other comprehensive income (loss)	2,493	(249)	3,519	1,799
Balance at end of period	$(11,216)	$(11,736)	$(11,216)	$(11,736)

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

As the Company incurred a net loss during each of the quarters and six months ended June 30, 2017 and 2016, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including incentive stock options (351,137  – 2017 and 182,637 – 2016) and unvested restricted stock issued (83,670  – 2017 and 72,338 – 2016), was anti-dilutive.

The information used to compute basic and diluted loss per common share was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(6,403)	$(2,942)	$(13,194)	$(8,419)
Weighted average shares outstanding (basic and diluted)	16,045,949	15,994,458	16,037,475	15,869,904
Net loss per common share:
Basic	$(0.40)	$(0.18)	$(0.82)	$(0.53)
Diluted	$(0.40)	$(0.18)	$(0.82)	$(0.53)

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

As a result of these actions, during the quarter ended March 31, 2017, the Company recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. During the quarter ended June 30, 2017, the Company recorded a charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. This charge was recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. There are no additional charges expected to be incurred associated with this plan in future periods. At June 30, 2017, the Company has settled all amounts associated with involuntary employee terminations and other exit costs.

Charges associated with asset impairments relate principally to the Company’s plan to exit its non-core specialty machining operations in its Chesterfield, Michigan facility. On April 21, 2017, the Company sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), the Company recorded an impairment loss during the quarter ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017, and a loss on disposal (recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss) during the quarter ended June 30, 2017, of approximately $42. Additionally, the Company recorded an impairment loss during the quarter ended March 31, 2017, of approximately $8 associated with certain property and equipment which was abandoned in connection with the Company’s exit of its North Las Vegas, Nevada facility.

Separate from the transaction described above, on May 9, 2017, the Company sold to a third party certain property and equipment (principally land and building) associated with its North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), the Company recorded a gain on disposal (recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss) during the quarter ended June 30, 2017, of approximately $347.

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There are no additional charges expected to be incurred associated with this plan in future periods. The Company has settled all amounts associated with involuntary employee terminations.

Note 6. Impairment

During the quarter ended June 30, 2017, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Note 7. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$24,051	$27,825
Restricted cash	1,112	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$25,163	$28,155

Restricted cash at June 30, 2017 includes approximately $782 associated with cash collateral required by a German bank for financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Restricted cash at both June 30, 2017 and December 31, 2016 includes approximately $330 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 8. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Raw materials and components	$6,853	$7,429
Work in process	4,552	5,166
Finished goods	5,617	3,243
	$17,022	$15,838

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

At June 30, 2017 and December 31, 2016, the allowance for slow-moving and obsolete inventories was approximately $3,228 and $1,517, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). During the quarter ended June 30, 2017, the Company recorded a charge of approximately $1,460 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss attributable to certain raw material and component inventories (principally machine frames and other fabricated components) associated with the Company’s ExerialTM 3D printing machine platform based on decisions made by the Company during the period related to certain design changes and improvements to the underlying platform (rendering certain elements of the previous design obsolete). During the quarter ended June 30, 2016, the Company recorded a credit of approximately $507 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss attributable to the reversal of a previously recorded reserve for certain inventories associated with the Company’s laser micromachining product line which was discontinued at the end of 2014, based on the sale of such laser micromachining inventories during the period.

During the quarter and six months ended June 30, 2017, the Company recorded a (credit) charge of approximately ($79) and $127 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain work in process inventories for which cost was determined to exceed net realizable value. There were no such credits or charges recorded by the Company during the quarter or six months ended June 30, 2016.

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

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each respective period):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,044	$1,095	$1,115	$1,308
Provisions for new issuances	284	233	520	296
Payments	(84)	(228)	(253)	(502)
Reserve adjustments	(216)	(112)	(366)	(146)
Foreign currency translation adjustments	47	4	59	36
Balance at end of period	$1,075	$992	$1,075	$992

Note 10. Contingencies and Commitments

Contingencies

On July 1, 2017, the Company (through its ExOne GmbH subsidiary) entered into a Settlement Agreement with Kocel Foundry Limited (also known as Kocel CSR Casting Company, Limited) and Kocel Group (Hong Kong) Limited (collectively, “Kocel”) relating to settlement of the arbitration case (no. 100019-2017) administered by the Swiss Chambers’ Arbitration Institution Notice of Arbitration, as filed by the Company on January 25, 2017. Among other things, the Settlement Agreement provides for a cash payment from ExOne GmbH to Kocel of approximately $811 and a settlement and release of claims related to a sales agreement between the parties for certain 3D printing machines and related equipment (the “Sales Agreement”).

The total value of the Sales Agreement is approximately $3,560 (€3,116) with all associated proceeds having been previously received by ExOne GmbH from Kocel, such amounts reflected in deferred revenue and customer prepayments at June 30, 2017, in the accompanying condensed consolidated balance sheet. Based on the terms of the Settlement Agreement, including the final acceptance by Kocel of the 3D printing machines and related equipment, and relief from further obligation, liability or warranty for both parties (excluding certain intellectual property considerations), the Company has recorded revenue of approximately $2,779 associated with the Sales Agreement (net of the cash payment made by ExOne GmbH to Kocel, such payment made on July 5, 2017) and the related cost of sales, during the quarter ending September 30, 2017.

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

Commitments

In the normal course of its operations, ExOne GmbH issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for approximately $1,500 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At June 30, 2017 and December 31, 2016, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At June 30, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $1,043 (€903) with expiration dates ranging from July 2017 through July 2018. At December 31, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $400 (€380).

In addition to amounts issued by ExOne GmbH under the credit facility agreement, during the quarter ended March 31, 2017, ExOne GmbH entered into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit security agreement except that the German bank required cash collateral to be posted by ExOne GmbH in connection with any related issuance. At June 30, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under these separate agreements were approximately $782 (€684) with expiration dates ranging from August 2017 through October 2017.

Note 11. Income Taxes

The provision for income taxes for the quarters ended June 30, 2017 and 2016 was $9 and $22, respectively. The provision for income taxes for the six months ended June 30, 2017 and 2016 was $9 and $18, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended June 30, 2017 and 2016 was 0.1% (provision on a loss) and 0.8% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 was 0.1% (provision on a loss) and 0.2% (provision on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At June 30, 2017 and December 31, 2016, the liability for uncertain tax positions was approximately $818 and $754, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At June 30, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $279 and $232, respectively, which were fully offset against net operating loss carryforwards. At June 30, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $515 and $416, respectively, which were fully offset against net operating loss carryforwards.

At June 30, 2017, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities. The Company is unable to reasonably predict an outcome related to this examination. In July 2017, local taxing authorities in Japan completed their examination of the Company’s ExOne KK (2014-2016) subsidiary, resulting in an income tax obligation of approximately $5, which has been reflected in the provision for income taxes in the accompanying condensed statement of consolidated operations during the quarter ended June 30, 2017.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity-based compensation expense recognized:
ISOs	$133	$40	$476	$143
Restricted stock	141	202	359	411
Total equity-based compensation expense before income taxes	274	242	835	554
Benefit for income taxes*	—	—	—	—
Total equity-based compensation expense net of income taxes	$274	$242	$835	$554
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At June 30, 2017, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $609 for ISOs and $651 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.4 years.

During the six months ended June 30, 2017, the fair value of ISOs granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

February 10, 2017
Weighted average fair value per ISO	$5.46 - $5.75
Volatility	62.89% - 63.75%
Average risk-free interest rate	1.89% - 1.94%
Dividend yield	0.00%
Expected term (years)	5.0 - 5.5

During the six months ended June 30, 2016, there were no ISOs issued by the Company.

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

The activity for ISOs was as follows:

	Six Months Ended June 30,
	2017			2016
	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of ISOs	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,303	$15.62	$9.38	210,970	$17.43	$10.67
ISOs granted	44,000	$10.10	$5.51	—	$—	$—
ISOs exercised	—	$—	$—	—	$—	$—
ISOs forfeited	(500)	$15.74	$9.60	(5,334)	$15.74	$9.60
ISOs expired	(6,666)	$17.43	$10.67	(22,999)	$17.79	$10.90
Outstanding at end of period	351,137	$15.04	$8.96	182,637	$17.33	$10.61
ISOs exercisable at end of period	226,471	$15.72	$9.43	148,304	$17.70	$10.84
ISOs expected to vest at end of period	124,666	$13.80	$8.11	29,183	$15.74	$9.60

At June 30, 2017, intrinsic value associated with ISOs exercisable was approximately $52. At June 30, 2017, intrinsic value associated with ISOs expected to vest was approximately $7. The weighted average remaining contractual term of ISOs exercisable and expected to vest at June 30, 2017, was approximately 7.2 years and 8.9 years, respectively. There were no ISO exercises during the six months ended June 30, 2017 or 2016.

The activity for restricted stock was as follows:

	Six Months Ended June 30,
	2017		2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	94,171	$14.29	77,670	$19.57
Restricted stock granted	30,000	$10.10	27,500	$8.90
Restricted stock vested	(28,834)	$14.69	(32,498)	$20.54
Restricted stock forfeited	(11,667)	$14.28	(334)	$62.53
Outstanding at end of period	83,670	$12.65	72,338	$14.88
Restricted stock expected to vest at end of period	83,670	$12.65	72,338	$14.88

Restricted stock vested during the six months ended June 30, 2017 and 2016, had a fair value of approximately $299 and $304, respectively.

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

During the quarter ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the Euro (the functional currency of the Company’s ExOne GmbH subsidiary) and British Pound Sterling (the currency basis for cash flows resulting from a commercial sales contract with a customer). The first of the two foreign exchange forward contracts was both entered into and settled (in connection with cash received from the customer) during the quarter ended March 31, 2017, resulting in a realized gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts remained outstanding at June 30, 2017. For both the quarter and six months ended June 30, 2017, the second of the two foreign exchange forward contracts generated an unrealized gain of approximately $5 (€4). Neither of the contracts has been designated as a hedging instrument and accordingly, realized and unrealized gains (losses) for all periods have been recorded to other expense (income) – net in the accompanying condensed statement of consolidated operations and comprehensive loss. The Company has classified both contracts as Level 2 fair value measurements.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	June 30,		December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$24,051	$24,051	$27,825	$27,825
Restricted cash	$1,112	$1,112	$330	$330
Current portion of long-term debt*	$133	$139	$132	$138
Current portion of capital leases	$41	$41	$72	$72
Long-term debt ̶ net of current portion*	$1,578	$1,605	$1,644	$1,674
Capital leases ̶ net of current portion	$44	$44	$10	$10

 * Carrying values at June 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of approximately $33 and $36, respectively.

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

Note 14. Concentration of Credit Risk

During the quarters and six months ended June 30, 2017 and 2016, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the quarters ended June 30, 2017 and 2016, the Company’s five most significant customers represented approximately 37.4% and 35.4% of total revenue, respectively. For the six months ended June 30, 2017 and 2016, the Company’s five most significant customers represented approximately 25.7% and 28.7% of total revenue, respectively. At June 30, 2017 and December 31, 2016, accounts receivable from the Company’s five most significant customers were approximately $2,514 and $1,867, respectively.

Note 15. Related Party Transactions

Revenues

Sales of products and/or services to related parties for the quarters ended June 30, 2017 and 2016 were approximately $9 and $37, respectively. Sales of products and/or services to related parties for the six months ended June 30, 2017 and 2016 were approximately $17 and $72, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due from related parties at June 30, 2017 and December 31, 2016, were approximately less than $1 and $1, respectively and are reflected in accounts receivable – net in the accompanying condensed consolidated balance sheet. In addition, the Company received prepayments for certain undelivered services to a related party of approximately $17 at June 30, 2017, which are reflected in deferred revenue and customer prepayments in the accompanying condensed consolidated balance sheet. There were no prepayments received from related parties at December 31, 2016.

Expenses

During the quarters ended June 30, 2017 and 2016, purchases from related parties were approximately $5 and $6, respectively. During the six months ended June 30, 2017 and 2016, purchases from related parties were approximately $8 and $10, respectively. Purchases by the Company during the quarters and six months ended June 30, 2017 and 2016 included website design services and leased office space from related parties under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016). None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016) for no consideration. The Company estimates the fair market value of the benefits received during the quarter and six months ended June 30, 2016 were approximately $2 and $4, respectively. There were no such benefits received during the quarter or six months ended June 30, 2017.

Amounts due to related parties at June 30, 2017 and December 31, 2016, were approximately $3 and $1, respectively. Amounts due to related parties at June 30, 2017, are reflected in accounts payable ($2) and accrued expenses and other current liabilities ($1) in the accompanying condensed consolidated balance sheet. Amounts due to related parties at December 31, 2016, are reflected in accounts payable in the accompanying condensed consolidated balance sheet.

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

Note 16. Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, other than the matters further discussed in Note 10 relating to the settlement of a contractual arrangement with a customer and Note 11 relating to the completion of a foreign tax examination.

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

As a result of these actions, during the quarter ended March 31, 2017, we recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. During the quarter ended June 30, 2017, we recorded a charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. This charge was recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. At June 30, 2017, we have settled all amounts associated with involuntary employee terminations and other exit costs.

Charges associated with asset impairments relate principally to our plan to exit our non-core specialty machining operations in our Chesterfield, Michigan facility. On April 21, 2017, we sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), we recorded an impairment loss during the quarter ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017, and a loss on disposal (recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss) during the quarter ended June 30, 2017, of approximately $42. Additionally, we recorded an impairment loss during the quarter ended March 31, 2017, of approximately $8 associated with certain property and equipment which was abandoned in connection with our plan to exit our North Las Vegas, Nevada facility.

Separate from the transaction described above, on May 9, 2017, we sold to a third party certain property and equipment (principally land and building) associated with our North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), we recorded a gain on disposal (recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss) during the quarter ended June 30, 2017, of approximately $347.

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

We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. Revenues associated with our non-core specialty machining operations in our Chesterfield, Michigan facility were approximately $39 and $346 for the quarter and six months ended June 30, 2017, respectively, and approximately $315 and $648 for the quarter and six months ended June 30, 2016, respectively. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee-related and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

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

Impairment

During the quarter ended June 30, 2017, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Outlook

Our 2017 priorities include the following:

•

Continue to accelerate the adoption rate of binder jet technologies. We plan to grow our market leading position with respect to 3D printing solutions for customers and continue advancing our innovations in direct and indirect printing, principally through an expansion of our fine powder direct printing capabilities and development activities associated with larger format direct and indirect 3D printing machines.

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

Backlog

At June 30, 2017, our backlog was approximately $26,300 of which approximately $22,900 is expected to be fulfilled during the next twelve months. At December 31, 2016, our backlog was approximately $19,700.

Results of Operations

Net Loss

Net loss for the quarter ended June 30, 2017, was $6,403, or $0.40 per basic and diluted share, compared with a net loss of $2,942 or $0.18 per basic and diluted share, for the quarter ended June 30, 2016. Net loss for the six months ended June 30, 2017, was $13,194, or $0.82 per basic and diluted share, compared with a net loss of $8,419 or $0.53 per basic and diluted share, for the six months ended June 30, 2016. The increase in our net loss for both periods was principally due to a net decrease in our gross profit along with increases in research and development and selling, general and administrative expenses (all changes further described below).

Revenue

The following table summarizes revenue by product line:

	Quarter Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
3D printing machines	$4,256	39.4%	$4,794	40.8%	$8,529	39.4%	$6,972	34.6%
3D printed and other products, materials and services	6,543	60.6%	6,961	59.2%	13,139	60.6%	13,197	65.4%
	$10,799	100.0%	$11,755	100.0%	$21,668	100.0%	$20,169	100.0%

Revenue for the quarter ended June 30, 2017, was $10,799 compared with revenue of $11,755 for the quarter ended June 30, 2016, a decrease of $956, or 8.1%. The decrease in revenue was as a result of decreases in revenue attributable to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The decrease in revenues from 3D printing machines resulted from a lower volume of units sold (eight 3D printing machines sold during the quarter ended June 30, 2017, as compared to nine 3D printing machines sold during the quarter ended June 30, 2016). The decrease in revenues from 3D printed and other products, materials and services principally resulted from the absence of the sale of remaining inventories associated with our former laser micromachining production line (approximately $475) during the quarter ended June 30, 2016, a decrease in product sales associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $276) following the sale of certain assets associated with this operation in April 2017, and a reduction in sales of consumable materials principally due to lower realized pricing. These decreases were offset by a net increase in sales from our PSC and EAC direct and indirect printing operations as a result of increased customer acceptance of our binder jet technologies.

Revenue for the six months ended June 30, 2017, was $21,668 compared with revenue of $20,169 for the six months ended June 30, 2016, an increase of $1,499, or 7.4%. The increase in revenue was primarily a result of an increase in sales from 3D printing machines offset by a slight decrease in revenues from 3D printed and other products, materials and services. The increase in revenues from 3D printing machines resulted primarily from an increase in volume of 3D printing machines sold (thirteen 3D printing machines sold during the six months ended June 30, 2017, as compared to ten 3D printing machines sold during the six months ended June 30, 2016) which was offset by slightly lower realized pricing from sales of 3D printing machines. An offsetting decrease in revenues from 3D printed and other products, materials and services resulted from the absence of the aforementioned sale of laser micromachining inventories and a decrease in product sales associated with our former specialty machining operation (approximately $302), both of which were net of an increase in sales from our PSC and EAC direct and indirect printing operations as a result of increased customer acceptance of our binder jet technologies.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a description of 3D printing machines by type):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
3D printing machine units sold:
S-Max+	—	—	—	1
S-Max	2	1	6	1
S-Print	—	2	—	2
S-15	—	1	—	1
M-Flex	3	2	4	2
Innovent	3	3	3	3
	8	9	13	10

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 30, 2017, was $8,773 compared with cost of sales of $8,249 for the quarter ended June 30, 2016, an increase of $524, or 6.4%. The increase in cost of sales was primarily due to a net charge associated with slow-moving, obsolete and lower of cost or market inventories of approximately $1,378 during the quarter ended June 30, 2017, compared to a net recovery of approximately $381 during the quarter ended June 30, 2016. The net charge recorded during the quarter ended June 30, 2017, is primarily attributable to certain raw material and component inventories (principally machine frames and other fabricated components) of approximately $1,460 associated with our ExerialTM 3D printing machine platform based on decisions made by us during the period related to certain design changes and improvements to the underlying platform (rendering certain elements of the previous design obsolete). The net recovery recorded during the quarter ended June 30, 2016, principally relates to the aforementioned sale of certain inventories associated with our former laser micromachining product line (approximately $507). This increase was offset by decreases in variable cost of sales associated with lower revenues between the periods and net gains on disposal of property and equipment recorded during the quarter ended June 30, 2017 (approximately $306), compared to net losses on disposal of property and equipment recorded during the quarter ended June 30, 2016 (approximately $198). Net gains on disposal of property and equipment recorded during the quarter ended June 30, 2017, primarily relate to our sale of certain property and equipment (principally land and building) associated with our consolidation and exit of our North Las Vegas, Nevada PSC. Net losses on disposal of property and equipment recorded during the quarter ended June 30, 2016, primarily relate to our sale and abandonment of certain property and equipment associated with our consolidation and exit of our Auburn, Washington PSC.

Gross profit for the quarter ended June 30, 2017, was $2,026 compared with gross profit of $3,506 for the quarter ended June 30, 2016. Gross profit percentage was 18.8% for the quarter ended June 30, 2017, compared with 29.8% for the quarter ended June 30, 2016. The decrease in gross profit was the result of the decrease in revenues and increase in cost of sales as further cited above.

Cost of sales for the six months ended June 30, 2017, was $18,039 compared with cost of sales of $14,787 for the six months ended June 30, 2016, an increase of $3,252, or 22.0%. The increase in cost of sales was primarily due to a net charge associated with slow-moving, obsolete and lower of cost or market inventories of approximately $1,835 during the six months ended June 30, 2017 (further discussed above), compared to a net recovery of approximately $403 during the six months ended June 30, 2016 (further discussed above), and increases in our variable cost of sales associated with our increased revenues. In addition, during the six months ended June 30, 2017, we incurred costs of approximately $747 (approximately $142 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our plan to exit our non-core specialty machining operations in Chesterfield, Michigan. These increases were offset by the aforementioned net gain (compared to net losses) associated with the disposal of certain property and equipment related to certain facility consolidations and exits between the periods.

Gross profit for the six months ended June 30, 2017, was $3,629 compared with gross profit of $5,382 for the six months ended June 30, 2016. Gross profit percentage was 16.7% for the six months ended June 30, 2017, compared with 26.7% for the six months ended June 30, 2016. The decrease in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Research and Development

Research and development expenses for the quarter ended June 30, 2017, were $2,349 compared with research and development expenses of $1,946 for the quarter ended June 30, 2016, an increase of $403, or 20.7%. The increase in research and development expenses was primarily due to an increase in employee-related costs (principally salaries and benefits) and consulting and professional fees associated with certain machine development and other organizational development activities.

Research and development expenses for the six months ended June 30, 2017, were $4,348 compared with research and development expenses of $3,839 for the six months ended June 30, 2016, an increase of $509, or 13.3%. The increase in research and development expenses was primarily due to an increase in employee-related costs (salaries and related benefits), material costs and consulting and professional fees associated with certain machine development and other organizational development activities.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended June 30, 2017, were $6,013 compared with selling, general and administrative expenses of $4,663 for the quarter ended June 30, 2016, an increase of $1,350, or 29.0%. The increase in selling, general and administrative expenses was principally due to an increase in consulting and professional fees (principally executive consulting, legal and other administrative arrangements) of approximately $619, an increase in our provision for bad debts from customers (a net provision of approximately $9 during the quarter ended June 30, 2017, compared to net recoveries of approximately $276 during the quarter ended June 30, 2016), an increase in employee-related costs (salaries and related benefits) associated with our investment in our commercial leadership team, and an increase in information technology-related costs targeted at operational improvements within the organization.

Selling, general and administrative expenses for the six months ended June 30, 2017, were $12,276 compared with selling, general and administrative expenses of $9,988 for the six months ended June 30, 2016, an increase of $2,288, or 22.9%. The increase in selling, general and administrative expenses was principally due to an increase in consulting and professional fees (principally executive consulting, legal and other administrative arrangements) of approximately $495, an increase in our provision for bad debts from customers (a net provision of approximately $132 during the six months ended June 30, 2017, compared to net recoveries of approximately $271 during the six months ended June 30, 2016), an impairment of intangible assets of approximately $269 during the quarter ended March 31, 2017, in connection with our plan to exit our non-core specialty machining operations at our Chesterfield, Michigan facility, an increase in employee-related costs (salaries, equity-based compensation and related benefits) associated with our investment in our commercial leadership team, and an increase in selling costs (promotional expenses, trade show activities and sales commissions on 3D printing machine sales).

Interest Expense

Interest expense for the quarter ended June 30, 2017, was $23 compared with interest expense of $22 for the quarter ended June 30, 2016, an increase of $1, or 4.5%.

Interest expense for the six months ended June 30, 2017, was $45 compared with interest expense of $254 for the six months ended June 30, 2016, a decrease of $209, or 82.3%. The decrease in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other Expense (Income) – Net

Other expense (income) – net for the quarter ended June 30, 2017, was $35 compared with other expense (income) – net of ($205) for the quarter ended June 30, 2016. The change of $240 was principally due to net currency exchange losses on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future, for the quarter ended June 30, 2017, as compared to net currency exchange gains during the quarter ended June 30, 2016.

Other (income) expense – net for the six months ended June 30, 2017, was $145 compared with other (income) expense – net of ($298) for the six months ended June 30, 2016. The change of $443 was principally due to net currency exchange losses on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future, for the six months ended June 30, 2017, as compared to net currency exchange gains during the six months ended June 30, 2016.

Provision for Income Taxes

The provision for income taxes for the quarters ended June 30, 2017 and 2016, was $9 and $22, respectively. The effective tax rate for the quarters ended June 30, 2017 and 2016, was 0.1% (provision on a loss) and 0.8% (provision on a loss), respectively. The provision for income taxes for the six months ended June 30, 2017 and 2016, was $9 and $18, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016, was 0.1% (provision on a loss) and 0.2% (provision on a loss), respectively. For each of the quarters and six months ended June 30, 2017 and 2016, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $6,403 and $13,194 for the quarter and six months ended June 30, 2017, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings (including our ATM), we have received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At June 30, 2017, we had approximately $24,051 in unrestricted cash and cash equivalents.

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

Cash Flows

The following table summarizes the significant components of cash flows for each of the six months ended June 30 and our cash, cash equivalents, and restricted cash balances at June 30, 2017 and December 31, 2016:

	2017	2016
Net cash used for operating activities	$(6,924)	$(167)
Net cash provided by (used for) investing activities	3,285	(287)
Net cash (used for) provided by financing activities	(113)	12,933
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	760	63
Net change in cash, cash equivalents, and restricted cash	$(2,992)	$12,542

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$24,051	$27,825
Restricted cash	1,112	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$25,163	$28,155

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2017, was $6,924 compared with net cash used for operating activities of $167 for the six months ended June 30, 2016. The change of $6,757 was due to an increase in our net loss combined with a decrease in net cash inflows from changes in assets and liabilities, including a decrease in cash inflows from customers (principally due to the implementation of more favorable liquidity terms with customers during the six months ended June 30, 2016) and an increase in cash outflows related to inventories (based on our operating plans for delivery of 3D printing machines to customers). These changes were partially offset by a reduction in cash outflows to vendors (based on the timing of payment).

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017, was $3,285 compared with net cash used for investing activities of $287 for the six months ended June 30, 2016.

Net cash provided by investing activities for the six months ended June 30, 2017, included cash inflows of approximately $3,677 in proceeds from the sale of property and equipment, mostly attributable to our sale of assets associated with our non-core specialty machining operation in Chesterfield, Michigan and our PSC in North Las Vegas, Nevada during the quarter ended June 30, 2017. Remaining activity for both periods included cash outflows for capital expenditures consistent with our operating plans.

We expect our remaining 2017 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $500 to $1,500).

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2017, was $113 compared with net cash provided by financing activities of $12,933 for the six months ended June 30, 2016.

Uses of cash for the six months ended June 30, 2017, included principal payments on outstanding debt and capital leases.

Sources of cash for the six months ended June 30, 2016, included net proceeds from the issuance of common stock of approximately $12,447 in connection with our registered direct offering to a related party and approximately $595 in connection with our ATM. Uses of cash for the six months ended June 30, 2016, included principal payments on outstanding debt and capital leases.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At June 30, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $1,825 (€1,587) with expiration dates ranging from July 2017 through July 2018. At December 31, 2016, total outstanding financial guarantees and letters of credit issued by us were approximately $400 (€380). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 10 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 45.1% and 46.5% of our consolidated revenue was derived from transactions outside the United States for the quarters ended June 30, 2017 and 2016, respectively. Approximately 56.1% and 50.7% of our consolidated revenue was derived from transactions outside the United States for the six months ended June 30, 2017 and 2016, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the Euro and Japanese Yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and six months ended June 30, 2017, would result in an increase (decrease) in revenue of approximately $500 and $1,200, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At June 30, 2017, we held approximately $25,163 in cash, cash equivalents, and restricted cash, of which approximately $20,565 was held by certain of our subsidiaries in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 16, 2017.

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

Changes in Internal Control over Financial Reporting

With oversight from our executive management and Audit Committee of our Board of Directors, we continue to address the identified material weakness in our information technology system platform specific to our ExOne GmbH subsidiary, in particular, how this information technology system platform impacts our accounting for inventories specific to ExOne GmbH. Our approach includes the identification and remediation of known errors in the original implementation of, and subsequent changes to, this information technology system platform in an effort to reduce certain manual processes and controls necessary to ensure accurate and timely reporting of operating results associated with this subsidiary. We expect this process to be completed by December 31, 2017.

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

On July 1, 2017, the Company (through its ExOne GmbH subsidiary) entered into a Settlement Agreement with Kocel Foundry Limited (also known as Kocel CSR Casting Company, Limited) and Kocel Group (Hong Kong) Limited (collectively, “Kocel”) relating to settlement of the arbitration case (no. 100019-2017) administered by the Swiss Chambers’ Arbitration Institution Notice of Arbitration, as filed by the Company on January 25, 2017. Among other things, the Settlement Agreement provides for a cash payment from ExOne GmbH to Kocel of approximately $811,335 and a settlement and release of claims related to a sales agreement between the parties for certain 3D printing machines and related equipment.

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

Item 5.Other Information.

Arrangements with JoEllen Lyons Dillon

On August 4, 2017, the Company entered into an Executive At-Will Employment Agreement with JoEllen Lyons Dillon (the “Employment Agreement”), to become effective immediately following the expiration of the seven-day revocation period set forth in a waiver and release agreement which Ms. Dillon and the Company entered into concurrently with the Employment Agreement.  Pursuant to the Employment Agreement, Ms. Dillon will continue her employment with the Company in a new role as Vice President – Strategic Development and Capital Markets, Chief Legal Officer and Corporate Secretary and will be entitled to receive an annual base salary of $300,000 per year, which may be increased from time to time in the discretion of the Company’s Board of Directors.  Pursuant to the Employment Agreement, Ms. Dillon will also be eligible to participate in any annual bonus plan established by the Company’s Board of Directors or the Compensation Committee of the Board, any awards under The ExOne Company 2013 Equity Incentive Plan or other long-term incentive plan maintained by the Company, and all employee benefit and fringe benefit plans and arrangements made available to the Company’s executives and key management employees.

The Employment Agreement terminates and replaces Ms. Dillon’s prior employment agreement with the Company dated March 7, 2013 (the “Prior Agreement”).  The Prior Agreement is described in the Company’s definitive proxy statement filed with the SEC on April 5, 2017, which description is incorporated herein by reference.  In connection with the termination of the Prior Agreement, the Employment Agreement provides that the Company will (i) make a one-time cash payment to Ms. Dillon in the amount of $240,000 (the “Company Payment”), (ii) grant to Ms. Dillon 15,000 fully-vested shares of the Company’s common stock representing all bonus and long-term incentive plan compensation payable to Ms. Dillon for 2017 under the Prior Agreement, and (iii) make a one-time cash payment to Ms. Dillon in the amount of $36,923 (less applicable withholdings) for all accrued but unpaid vacation as of June 30, 2017, and all other remaining benefits due and owing to Ms. Dillon under the Prior Agreement.

Ms. Dillon’s employment under the Employment Agreement will be at-will and may be terminated by the Company or Ms. Dillon at any time and for any reason.  Following any termination of Ms. Dillon’s employment, provided that she delivers to the Company a signed waiver and release of claims agreement acceptable to the Company within 30 days of such termination, Ms. Dillon will be entitled to the following: (i) if Ms. Dillon’s employment is terminated by the Company prior to December 31, 2017, salary continuation from the date of termination through December 31, 2017, (ii) if Ms. Dillon’s employment is terminated by the Company after December 31, 2017, severance in an amount equal to two weeks of salary for each full year of employment with the Company as of the termination date, based on a calculation of service beginning on the effective date of the Employment Agreement, (iii) cash payment for all accrued but unused vacation pay through the termination date, (iv) COBRA healthcare continuation for a period of up to 18 months following the termination date or such earlier date that Ms. Dillon is covered under another health plan, (v) immediate acceleration of vesting of all outstanding shares of the Company’s restricted stock awarded to Ms. Dillon under The ExOne Company 2013 Equity Incentive Plan, (vi) reimbursement of certain expenses pursuant to Company policy, and (vii) survival of Ms. Dillon’s change of control benefits described below.  The confidentiality provisions of the Employment Agreement survive the termination of Ms. Dillon’s employment with the Company and the non-competition and non-solicitation provisions survive for a period of one year following the termination of her employment.

The Employment Agreement allows Ms. Dillon to participate in any change of control severance plan adopted by the Company at a participation level equal to the highest participation level of the Company’s executive management team (excluding the Company’s Chief Executive Officer).  If a change of control of the Company occurs on or before December 31, 2018, and Ms. Dillon does not qualify for benefits under any such change of control severance plan, then Ms. Dillon may be entitled to receive a payment equal to two times her annual base salary less the amount of the Company Payment, provided that she delivers to the Company a signed waiver and release of claims agreement acceptable to the Company within 30 days of the termination of her employment, and certain other conditions relating to the change of control and Ms. Dillon’s termination are met, as described in the Employment Agreement.

A copy of the Employment Agreement is expected to be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

Adoption of Change of Control Severance Plan

On August 8, 2017, the Compensation Committee of the Company’s Board of Directors adopted The ExOne Company Change of Control Severance Plan (the “Severance Plan”). The terms of the Severance Plan provide certain benefits to participants in the event of a change of control of the Company.  If a change of control occurs during the protection period (described below), and any of the participants either (i) has a voluntary termination of employment for good reason, or (ii) has an involuntary termination of employment, other than for death, disability or cause, then the participant is entitled to receive the following:

•

If the participant is designated as a Tier I employee under the Severance Plan, a one-time cash payment equal to two and a half times the participant’s annual base salary and certain health and welfare benefits for 18 months after termination;

•

If the participant is designated as a Tier II employee under the Severance Plan, a one-time cash payment equal to two times the participant’s annual base salary and certain health and welfare benefits for 18 months after termination; or

•

If the participant is designated as a Tier III employee under the Severance Plan, a one-time cash payment equal to one times the participant’s annual base salary and certain health and welfare benefits for 18 months after termination.

The protection period begins on the date on which a definitive agreement that, if consummated, would result in a change of control (or if no agreement, the date of the change of control itself), and ends on the earlier of (i) the date which is 18 months following the occurrence of the change of control or (ii) the public announcement that the transaction contemplated by the definitive agreement will not take place.

If any participant designated as a Tier I employee under the Severance Plan has a voluntary termination of employment (with or without good reason) within 30 days following the date of a change of control, then the participant is entitled to receive a one-time cash payment equal to two times the participant’s annual base salary.

If any participant designated as a Tier II or Tier III employee under the Severance Plan has a voluntary termination of employment (with or without good reason) within 30 days following the 18-month anniversary of a change of control, then the participant is entitled to receive the following:

•	If the participant is designated as a Tier II employee under the Severance Plan, a one-time cash payment equal to nine months of the participant’s monthly base salary; or

•	If the participant is designated as a Tier III employee under the Severance Plan, a one-time cash payment equal to six months of the participant’s monthly base salary.

In addition to the cash payments described above, upon the occurrence of a change in control, 50% of any unvested stock options, restricted stock, restricted stock units or other equity based awards of the Company held by a participant will immediately vest and become exercisable.  The remaining 50% of such unvested awards held by the participant will vest and become exercisable pursuant to the terms of the awards, or immediately upon (i) voluntary termination of the participant’s employment for good reason, or (ii) involuntary termination of the participant’s employment, other than for death, disability or cause of the participant, if such termination occurs within 18 months following a change in control.

No Section 280G excise tax gross-up or other tax gross-up is provided under the Severance Plan. A copy of the Severance Plan is expected to be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

Item 6.	Exhibits.

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 9, 2017

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