Form 10-Q
period 2017-09-30
ExOne Co
filed 2017-11-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, 16,158,619 shares of common stock, par value $0.01, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$15,887	$12,988	$37,555	$33,157
Cost of sales	11,790	9,428	29,829	24,215
Gross profit	4,097	3,560	7,726	8,942
Operating expenses
Research and development	2,871	1,898	7,219	5,737
Selling, general and administrative	6,062	5,234	18,338	15,222
	8,933	7,132	25,557	20,959
Loss from operations	(4,836)	(3,572)	(17,831)	(12,017)
Other expense (income)
Interest expense	24	22	69	276
Other (income) expense ̶ net	(11)	(8)	134	(306)
	13	14	203	(30)
Loss before income taxes	(4,849)	(3,586)	(18,034)	(11,987)
Provision for income taxes	14	25	23	43
Net loss	$(4,863)	$(3,611)	$(18,057)	$(12,030)
Net loss per common share:
Basic	$(0.30)	$(0.23)	$(1.13)	$(0.76)
Diluted	$(0.30)	$(0.23)	$(1.13)	$(0.76)
Comprehensive loss:
Net loss	$(4,863)	$(3,611)	$(18,057)	$(12,030)
Other comprehensive income:
Foreign currency translation adjustments	1,194	489	4,713	2,288
Comprehensive loss	$(3,669)	$(3,122)	$(13,344)	$(9,742)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,706	$27,825
Restricted cash	1,098	330
Accounts receivable ̶ net of allowance of $1,494 (2017) and $1,566 (2016)	6,539	6,447
Inventories ̶ net	16,643	15,838
Prepaid expenses and other current assets	2,293	1,159
Total current assets	44,279	51,599
Property and equipment ̶ net	49,489	51,134
Intangible assets ̶ net	152	668
Other noncurrent assets	781	777
Total assets	$94,701	$104,178
Liabilities
Current liabilities:
Current portion of long-term debt	$135	$132
Current portion of capital leases	25	72
Accounts payable	4,311	2,036
Accrued expenses and other current liabilities	5,033	5,124
Deferred revenue and customer prepayments	7,533	7,371
Total current liabilities	17,037	14,735
Long-term debt ̶ net of current portion	1,543	1,644
Capital leases ̶ net of current portion	41	10
Other noncurrent liabilities	9	9
Total liabilities	18,630	16,398
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,092,114 (2017) and 16,017,115 (2016) shares issued and outstanding	161	160
Additional paid-in capital	173,158	171,116
Accumulated deficit	(87,226)	(68,761)
Accumulated other comprehensive loss	(10,022)	(14,735)
Total stockholders' equity	76,071	87,780
Total liabilities and stockholders' equity	$94,701	$104,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(18,057)	$(12,030)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	4,966	4,280
Equity-based compensation	2,043	1,104
Amortization of debt issuance costs	4	209
Deferred income taxes	—	(29)
Recoveries for bad debts ̶ net	(51)	(256)
Provision (recoveries) for slow-moving, obsolete and lower of cost or market inventories ̶ net	1,872	(356)
(Gain) loss from disposal of property and equipment ̶ net	(322)	163
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	288	4,681
(Increase) decrease in inventories	(2,772)	399
(Increase) decrease in prepaid expenses and other assets	(1,438)	795
Increase (decrease) in accounts payable	2,032	(1,296)
Decrease in accrued expenses and other liabilities	(522)	(1,259)
(Decrease) increase in deferred revenue and customer prepayments	(938)	1,687
Net cash used for operating activities	(12,895)	(1,908)
Investing activities
Capital expenditures	(874)	(690)
Proceeds from sale of property and equipment	3,702	52
Net cash provided by (used for) investing activities	2,828	(638)
Financing activities
Net proceeds from issuance of common stock ̶ registered direct offering to a related party	—	12,447
Net proceeds from issuance of common stock ̶ at the market offerings	—	595
Payments on long-term debt	(102)	(102)
Payments on capital leases	(64)	(61)
Net cash (used for) provided by financing activities	(166)	12,879
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	882	138
Net change in cash, cash equivalents, and restricted cash	(9,351)	10,471
Cash, cash equivalents, and restricted cash at beginning of period	28,155	19,672
Cash, cash equivalents, and restricted cash at end of period	$18,804	$30,143

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,363	$2,666
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$597	$1,276
Property and equipment acquired through financing arrangements	$48	$—
Property and equipment included in accounts payable	$94	$15
Property and equipment included in accrued expenses and other current liabilities	$84	$—
Advance deposits on property and equipment	$12	$203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2015	14,447	$144	$156,627	$(54,163)	$(13,535)	$89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(12,030)	—	(12,030)
Other comprehensive income	—	—	—	—	2,288	2,288
Equity-based compensation	32	—	1,104	—	—	1,104
Balance at September 30, 2016	15,995	$160	$170,757	$(66,193)	$(11,247)	$93,477

Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(18,057)	—	(18,057)
Other comprehensive income	—	—	—	—	4,713	4,713
Equity-based compensation	75	1	2,042	—	—	2,043
Balance at September 30, 2017	16,092	$161	$173,158	$(87,226)	$(10,022)	$76,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); ExOne KK (Japan); ExOne Italy S.r.l (Italy); ExOne Sweden AB (Sweden); and through September 2016, MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany). Collectively, the consolidated group is referred to as the “Company”.

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

Certain amounts relating to restricted cash ($330) and intangible assets – net ($668) in the accompanying condensed consolidated balance sheet at December 31, 2016, have been reclassified from prepaid expenses and other current assets and other noncurrent assets, respectively, to conform to current period presentation. Certain amounts relating to provision (recoveries) for slow-moving, obsolete and lower of cost or market inventories – net ($356) and amortization of debt issuance costs ($5) in the accompanying condensed statement of consolidated cash flows for the nine months ended September 30, 2016, have been reclassified from decrease in inventories and decrease in prepaid expenses and other assets, respectively, to conform to current period presentation.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.” This ASU requires registrants to apply modification accounting unless three specific criteria are met. The three criteria are: the fair value of the award is the same before and after the modification, the vesting conditions are the same before and after the modification and the classification as a debt or equity award is the same before and after the modification. This ASU becomes effective for the Company on January 1, 2018, and is to be applied prospectively to new awards granted after adoption. Early adoption is permitted. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

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

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Both FBR and MLV were identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also served as a member of the Board of Directors of FBR (which controlled MLV). The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also held a position on the Board of Directors of FBR). This related party determination ended on June 1, 2017, when the identified director ceased serving as a member of the Board of Directors of FBR. Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and an initial reimbursement of certain legal expenses of $25. During the quarter ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843. Unrestricted net proceeds to the Company from the sale of common stock under the ATM during the quarter ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned initial reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There have been no sales of shares of common stock under the ATM during any periods subsequent to the quarter ended March 31, 2016.

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016). Both Rockwell Forest Products, Inc. and S. Kent Rockwell were identified as related parties to the Company as S. Kent Rockwell served as Chairman and CEO of the Company and was the controlling shareholder of Rockwell Forest Products, Inc. at the time of the transaction. The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, a separate sub-committee of independent members of the Board of Directors of the Company approved the termination of the Company’s revolving credit facility with RHI Investments, LLC.  Following completion of the registered direct offering on January 13, 2016, the Company received gross proceeds of approximately $13,000. Unrestricted net proceeds to the Company from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553).

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $4,863 and $18,057 for the quarter and nine months ended September 30, 2017, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At September 30, 2017, the Company had approximately $17,706 in unrestricted cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Foreign currency translation adjustments	2017	2016	2017	2016
Balance at beginning of period	$(11,216)	$(11,736)	$(14,735)	$(13,535)
Other comprehensive income	1,194	489	4,713	2,288
Balance at end of period	$(10,022)	$(11,247)	$(10,022)	$(11,247)

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

As the Company incurred a net loss during each of the quarters and nine months ended September 30, 2017 and 2016, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock, including stock options (696,137 – 2017 and 317,637 – 2016) and unvested restricted stock issued (67,505 – 2017 and 112,504 – 2016), was anti-dilutive.

The information used to compute basic and diluted loss per common share was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(4,863)	$(3,611)	$(18,057)	$(12,030)
Weighted average shares outstanding (basic and diluted)	16,069,453	15,997,146	16,048,257	15,912,628
Net loss per common share:
Basic	$(0.30)	$(0.23)	$(1.13)	$(0.76)
Diluted	$(0.30)	$(0.23)	$(1.13)	$(0.76)

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

As a result of these actions, during the quarter ended March 31, 2017, the Company recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. During the quarter ended June 30, 2017, the Company recorded a charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. This charge was recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. There have been no additional charges recorded associated with this plan in subsequent periods. There are no additional charges expected to be incurred associated with this plan in future periods. The Company has settled all amounts associated with involuntary employee terminations and other exit costs.

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

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during the quarter ended June 30, 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There have been no additional charges recorded associated with this plan in subsequent periods. There are no additional charges expected to be incurred associated with this plan in future periods. The Company has settled all amounts associated with involuntary employee terminations.

Note 6. Impairment

During the quarter ended September 30, 2017, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Note 7. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$17,706	$27,825
Restricted cash	1,098	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$18,804	$28,155

Restricted cash at September 30, 2017 includes approximately $768 associated with cash collateral required by a German bank for a financial guarantee issued by ExOne GmbH in connection with a commercial transaction requiring security. Restricted cash at both September 30, 2017 and December 31, 2016 includes approximately $330 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 8. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials and components	$7,306	$7,429
Work in process	6,253	5,166
Finished goods	3,084	3,243
	$16,643	$15,838

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

At September 30, 2017 and December 31, 2016, the allowance for slow-moving and obsolete inventories was approximately $3,364 and $1,517, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at September 30, 2017, is approximately $1,631 related to certain raw material and component inventories associated with the Company’s Exerial 3D printing machine platform (see further discussion below).

During the quarter ended June 30, 2017, the Company recorded a charge of approximately $1,460 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss attributable to certain raw material and component inventories (principally machine frames and other fabricated components) associated with the Company’s Exerial 3D printing machine platform based on decisions made by the Company during the period related to certain design changes and improvements to the underlying platform (rendering certain elements of the previous design obsolete).

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

During the quarter and nine months ended September 30, 2017, the Company recorded a (credit) charge of approximately ($11) and $116, respectively, to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain work in process inventories for which cost was determined to exceed net realizable value. There were no such credits or charges recorded by the Company during the quarter or nine months ended September 30, 2016.

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

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each respective period):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$1,075	$992	$1,115	$1,308
Provisions for new issuances	243	403	763	699
Payments	(174)	(146)	(427)	(648)
Reserve adjustments	(100)	(89)	(466)	(235)
Foreign currency translation adjustments	14	4	73	40
Balance at end of period	$1,058	$1,164	$1,058	$1,164

Note 10. Contingencies and Commitments

Contingencies

On July 1, 2017, the Company (through its ExOne GmbH subsidiary) entered into a Settlement Agreement with Kocel Foundry Limited (also known as Kocel CSR Casting Company, Limited) and Kocel Group (Hong Kong) Limited (collectively, “Kocel”) relating to settlement of the arbitration case (no. 100019-2017) administered by the Swiss Chambers’ Arbitration Institution Notice of Arbitration, as filed by the Company on January 25, 2017. Among other things, the Settlement Agreement provided for a cash payment from ExOne GmbH to Kocel of approximately $811 and a settlement and release of claims related to a sales agreement between the parties for certain 3D printing machines and related equipment (the “Sales Agreement”). Based on the terms of the Settlement Agreement, including the final acceptance by Kocel of the 3D printing machines and related equipment, and relief from further obligation, liability or warranty for both parties (excluding certain intellectual property considerations), the Company recorded revenue of approximately $2,762 associated with the Sales Agreement (net of the cash payment made by ExOne GmbH to Kocel, such payment made on July 5, 2017) and the related cost of sales, during the quarter ending September 30, 2017.

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

Commitments

In the normal course of its operations, ExOne GmbH issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for approximately $1,500 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At September 30, 2017 and December 31, 2016, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At September 30, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $865 (€732). Included in the total outstanding financial guarantees and letters of credit issued by ExOne GmbH are approximately $584 (€494) with expiration dates ranging from October 2017 through July 2018 and approximately $281 (€238) which have no expiration date. At December 31, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $400 (€380).

In addition to amounts issued by ExOne GmbH under the credit facility agreement, during the quarter ended March 31, 2017, ExOne GmbH entered into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit security agreement except that the German bank required cash collateral to be posted by ExOne GmbH in connection with any related issuance. At September 30, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under these separate agreements were approximately $768 (€650) which expired in October 2017.

Note 11. Income Taxes

The provision for income taxes for the quarters ended September 30, 2017 and 2016 was $14 and $25, respectively. The provision for income taxes for the nine months ended September 30, 2017 and 2016 was $23 and $43, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. Discrete period computation is as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the quarters ended September 30, 2017 and 2016 was 0.3% (provision on a loss) and 0.7% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 0.1% (provision on a loss) and 0.4% (provision on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 34.0% for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At September 30, 2017 and December 31, 2016, the liability for uncertain tax positions was approximately $846 and $754, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At September 30, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $304 and $232, respectively, which were fully offset against net operating loss carryforwards. At September 30, 2017 and December 31, 2016, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $554 and $416, respectively, which were fully offset against net operating loss carryforwards.

In July 2017, local taxing authorities in Japan completed their examination of the Company’s ExOne KK (2014-2016) subsidiary, resulting in an income tax obligation of approximately $5, which was reflected in the provision for income taxes in the accompanying condensed statement of consolidated operations during the quarter ended June 30, 2017. At September 30, 2017, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities. The Company is unable to reasonably predict an outcome related to this examination, the result of which may be material in a future period to the financial position, results from operations and cash flows of the Company.

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

Stock options and restricted stock issued by the Company are generally subject to service conditions resulting in annual vesting on the anniversary of the date of grant over a period typically ranging between one and three years. Certain stock options and restricted stock issued by the Company vest immediately upon issuance. Stock options issued by the Company have a contractual life which expires over a period typically ranging between five and ten years from the date of grant subject to continued service to the Company by the participant.

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity-based compensation expense recognized:
Stock options	$768	$347	$1,244	$490
Restricted stock	440	203	799	614
Total equity-based compensation expense before income taxes	1,208	550	2,043	1,104
Benefit for income taxes*	—	—	—	—
Total equity-based compensation expense net of income taxes	$1,208	$550	$2,043	$1,104
*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At September 30, 2017, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,145 for stock options and $449 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

During the nine months ended September 30, 2017, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	February 10, 2017	August 14, 2017
Weighted average fair value per stock option	$5.46 - $5.75	$3.40 - $4.38
Volatility	62.89% - 63.75%	61.68% - 67.92%
Average risk-free interest rate	1.89% - 1.94%	1.40% - 1.82%
Dividend yield	0.00%	0.00%
Expected term (years)	5.0 - 5.5	2.5 - 5.5

During the nine months ended September 30, 2016, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 12, 2016	August 19, 2016
Weighted average fair value per stock option	$8.07	$7.97
Volatility	66.43%	66.24%
Average risk-free interest rate	1.18%	1.20%
Dividend yield	0.00%	0.00%
Expected term (years)	6.0	5.5

For certain stock option awards, volatility is estimated based on the historical volatility of the Company when the expected term of the award is less than the period for which the Company has been publicly traded. For certain stock option awards, volatility is estimated based on the historical volatilities of certain peer group companies when the expected term of the award exceeds the period for which the Company has been publicly traded. The average risk-free rate is based on a weighted average yield curve of risk-free interest rates consistent with the expected term of the awards. Expected dividend yield is based on historical dividend data as well as future expectations. Expected term is calculated using the simplified method as the Company does not have sufficient historical exercise experience upon which to base an estimate.

The activity for stock options was as follows:

	Nine Months Ended
	2017			2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,303	$15.62	$9.38	210,970	$17.43	$10.67
Stock options granted	389,000	$8.16	$3.89	139,000	$13.72	$8.00
Stock options exercised	—	$—	$—	—	$—	$—
Stock options forfeited	(500)	$15.74	$9.60	(6,001)	$15.74	$9.60
Stock options expired	(6,666)	$17.43	$10.67	(26,332)	$17.74	$10.87
Outstanding at end of period	696,137	$11.51	$6.35	317,637	$15.77	$9.48
Stock options exercisable at end of period	427,953	$12.67	$7.16	178,304	$17.01	$10.32
Stock options expected to vest at end of period	268,184	$9.66	$5.06	132,908	$14.18	$8.38

At September 30, 2017, intrinsic value associated with stock options exercisable was approximately $586. At September 30, 2017, intrinsic value associated with stock options expected to vest was approximately $659. The weighted average remaining contractual term of stock options exercisable and expected to vest at September 30, 2017, was approximately 6.7 years and 7.2 years, respectively. There were no stock option exercises during the nine months ended September 30, 2017 or 2016.

The activity for restricted stock was as follows:

	Nine Months Ended
	2017		2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	94,171	$14.29	77,670	$19.57
Restricted stock granted	60,000	$9.01	74,500	$11.78
Restricted stock vested	(74,999)	$12.40	(35,998)	$19.25
Restricted stock forfeited	(11,667)	$14.28	(3,668)	$19.46
Outstanding at end of period	67,505	$11.69	112,504	$14.52
Restricted stock expected to vest at end of period	67,505	$11.69	112,504	$14.52

Restricted stock vested during the nine months ended September 30, 2017 and 2016, had a fair value of approximately $670 and $351, respectively.

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

During the quarter ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the Euro (the functional currency of the Company’s ExOne GmbH subsidiary) and British Pound Sterling (the currency basis for cash flows resulting from a commercial sales arrangement with a customer). The first of the two foreign exchange forward contracts was both entered into and settled (in connection with cash received from the customer) during the quarter ended March 31, 2017, resulting in a realized gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts was settled on August 31, 2017, resulting in a realized gain on settlement of approximately $14 (€12). Neither of the contracts was designated as a hedging instrument and accordingly, realized and unrealized gains (losses) for all periods have been recorded to other (income) expense – net in the accompanying condensed statement of consolidated operations and comprehensive loss. The Company has classified both contracts as Level 2 fair value measurements.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30,		December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$17,706	$17,706	$27,825	$27,825
Restricted cash	$1,098	$1,098	$330	$330
Current portion of long-term debt*	$135	$140	$132	$138
Current portion of capital leases	$25	$25	$72	$72
Long-term debt ̶ net of current portion*	$1,543	$1,570	$1,644	$1,674
Capital leases ̶ net of current portion	$41	$41	$10	$10

 * Carrying values at September 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of approximately $32 and $36, respectively.

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

Note 14. Concentration of Credit Risk

During the quarters and nine months ended September 30, 2017 and 2016, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the quarters ended September 30, 2017 and 2016, the Company’s five most significant customers represented approximately 46.0% and 36.0% of total revenue, respectively. For the nine months ended September 30, 2017 and 2016, the Company’s five most significant customers represented approximately 22.2% and 21.4% of total revenue, respectively. At September 30, 2017 and December 31, 2016, accounts receivable from the Company’s five most significant customers were approximately $2,293 and $1,867, respectively.

Note 15. Related Party Transactions

Revenues

Sales of products and/or services to related parties for the quarters ended September 30, 2017 and 2016 were approximately $8 and $1, respectively. Sales of products and/or services to related parties for the nine months ended September 30, 2017 and 2016 were approximately $25 and $73, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

There were no amounts due from related parties at September 30, 2017.Amounts due from related parties at December 31, 2016, were approximately $1 and are reflected in accounts receivable – net in the accompanying condensed consolidated balance sheet. In addition, the Company has received prepayments for certain undelivered services to a related party of approximately $8 at September 30, 2017, which are reflected in deferred revenue and customer prepayments in the accompanying condensed consolidated balance sheet. There were no prepayments received from related parties at December 31, 2016.

Expenses

During the quarters ended September 30, 2017 and 2016, purchases from related parties were approximately $4 and $3, respectively. During the nine months ended September 30, 2017 and 2016, purchases from related parties were approximately $12 and $13, respectively. Purchases by the Company during the quarters and nine months ended September 30, 2017 and 2016 included website design services and leased office space from related parties under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016). None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016) for no consideration. The Company estimates the fair market value of the benefits received during the quarter and nine months ended September 30, 2016 were approximately $17 and $21, respectively. There were no such benefits received during the quarter or nine months ended September 30, 2017.

Amounts due to related parties at September 30, 2017 and December 31, 2016, were approximately $1 and $1, respectively. Amounts due to related parties for both periods are reflected in accounts payable in the accompanying condensed consolidated balance sheet.

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

Other

Refer to Note 2 for further discussion relating to two separate equity offerings during the quarter ended March 31, 2016, certain elements of which qualified as related party transactions.

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

•

Evaluation of our business model. We continue to focus our efforts on optimizing our business model, including maximizing our facility utilization and our gross profit. We have consolidated certain of our operations to achieve efficiencies and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSC and other operations, including, but not limited to, converting certain of our PSCs into EACs. We are reviewing our product lines to better manage our product marketing and delivery to our customers to accelerate the adoption rate of our technologies. We are continuously reviewing the industry for developments in printing technologies, materials, methods, innovations, or services that offer strategic benefits that can improve, accelerate or advance our products or services.

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

As a result of these actions, during the quarter ended March 31, 2017, we recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of operations and comprehensive loss. During the quarter ended June 30, 2017, we recorded a charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. This charge was recorded to cost of sales in the accompanying condensed statement of operations and comprehensive loss. There have been no additional charges recorded associated with this plan in subsequent periods. There are no additional charges expected to be incurred associated with this plan in future periods. We have settled all amounts associated with involuntary employee terminations and other exit costs.

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

We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. Revenues associated with our non-core specialty machining operations in our Chesterfield, Michigan facility were approximately $346 for the nine months ended September 30, 2017 and approximately $427 and $1,075 for the quarter and nine months ended September 30, 2016, respectively. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee-related and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

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

Impairment

During the quarter ended September 30, 2017, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held for use at the asset group level. Assessing the recoverability of long-lived assets held for use requires significant judgments and estimates by management.

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

Backlog

At September 30, 2017, our backlog was approximately $20,900 of which approximately $17,900 is expected to be fulfilled during the next twelve months. At December 31, 2016, our backlog was approximately $19,700.

Results of Operations

Net Loss

Net loss for the quarter ended September 30, 2017, was $4,863, or $0.30 per basic and diluted share, compared with a net loss of $3,611 or $0.23 per basic and diluted share, for the quarter ended September 30, 2016. Net loss for the nine months ended September 30, 2017, was $18,057, or $1.13 per basic and diluted share, compared with a net loss of $12,030 or $0.76 per basic and diluted share, for the nine months ended September 30, 2016. The increase in our net loss for both periods was principally due to a net decrease in our gross profit (as a percentage of sales) along with increases in research and development and selling, general and administrative expenses (all changes further described below).

Revenue

The following table summarizes revenue by product line:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
3D printing machines	$8,552	53.8%	$6,489	50.0%	$17,081	45.5%	$13,461	40.6%
3D printed and other products, materials and services	7,335	46.2%	6,499	50.0%	20,474	54.5%	19,696	59.4%
	$15,887	100.0%	$12,988	100.0%	$37,555	100.0%	$33,157	100.0%

Revenue for the quarter ended September 30, 2017, was $15,887 compared with revenue of $12,988 for the quarter ended September 30, 2016, an increase of $2,899, or 22.3%. The increase in revenue was as a result of increases in revenue attributable to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from a slightly higher volume of units sold (12 3D printing machines sold during the quarter ended September 30, 2017, as compared to 11 3D printing machines sold during the quarter ended September 30, 2016) and a favorable mix of 3D printing machines sold (as we sold eight indirect printers during the quarter ended September 30, 2017, as compared to six indirect printers during the quarter ended September 30, 2016, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in revenues from our direct PSC printing operations as a result of increased customer acceptance of our binder jet technologies and an increase in service revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines. These increases in revenues from 3D printed and other products, materials and services were offset by a decrease in product sales associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $427) following the sale of certain assets associated with this operation in April 2017.

Revenue for the nine months ended September 30, 2017, was $37,555 compared with revenue of $33,157 for the nine months ended September 30, 2016, an increase of $4,398, or 13.3%. The increase in revenue was as a result of increases in revenue attributable to both of our product lines (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted primarily from an increase in volume of 3D printing machines sold (25 3D printing machines sold during the nine months ended September 30, 2017, as compared to 21 3D printing machines sold during the nine months ended September 30, 2016) and a favorable mix of 3D printing machines sold (as we sold 14 indirect printers during the quarter ended September 30, 2017, as compared to 11 indirect printers during the quarter ended September 30, 2016, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in revenues from our direct PSC printing operations as a result of increased customer acceptance of our binder jet technologies and an increase in service revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines. These increases in revenues from 3D printed and other products, materials and services were offset by a decrease in product sales associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $729) following the sale of certain assets associated with this operation in April 2017 and the absence of the sale of remaining inventories associated with our former laser micromachining product line (approximately $475) during the quarter ended June 30, 2016.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a description of 3D printing machines by type):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
3D printing machine units sold:
Exerial	4	—	4	—
S-Max+	1	—	1	1
S-Max	1	4	7	5
S-Print	2	1	2	3
S-15	—	1	—	2
M-Flex	2	1	6	3
Innovent	2	3	5	6
X1-Lab	—	1	—	1
	12	11	25	21

Cost of Sales and Gross Profit

Cost of sales for the quarter ended September 30, 2017, was $11,790 compared with cost of sales of $9,428 for the quarter ended September 30, 2016, an increase of $2,362, or 25.1%. The increase in cost of sales was primarily due to an increase in our variable cost of sales associated with our increase in revenues.

Gross profit for the quarter ended September 30, 2017, was $4,097 compared with gross profit of $3,560 for the quarter ended September 30, 2016. Gross profit percentage was 25.8% for the quarter ended September 30, 2017, compared with 27.4% for the quarter ended September 30, 2016. The change in gross profit was the result of the increase in revenues net of the increase in cost of sales as further described above. This includes our recognition of four Exerial 3D printing machines during the quarter ended September 30, 2017 (approximately $2,762), which yielded a break-even result on a contribution margin basis. Excluding these unit sales, we benefitted from overall higher realized pricing on 3D printing machine sales and better leverage of our fixed cost base due to higher sales of 3D printed and other products, materials and services.

Cost of sales for the nine months ended September 30, 2017, was $29,829 compared with cost of sales of $24,215 for the nine months ended September 30, 2016, an increase of $5,614, or 23.2%. The increase in cost of sales was primarily due to an increase in our variable cost of sales associated with our increase in revenues. In addition, we recognized a net charge associated with slow-moving, obsolete and lower of cost or market inventories of approximately $1,872 during the nine months ended September 30, 2017, compared to a net recovery of approximately $356 during the nine months ended September 30, 2016. The net charge recorded during the nine months ended September 30, 2017, was primarily attributable to certain raw material and component inventories (principally machine frames and other fabricated components) of approximately $1,460 recorded during the quarter ended June 30, 2017, associated with our Exerial 3D printing machine platform based on decisions made by us during the period related to certain design changes and improvements to the underlying platform (rendering certain elements of the previous design obsolete). The net recovery recorded during the nine months ended September 30, 2016, principally relates to the sale of certain inventories associated with our former laser micromachining product line (approximately $507) during the quarter ended June 30, 2016. Also, during the nine months ended September 30, 2017, we incurred costs of approximately $747 (approximately $142 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our plan to exit our non-core specialty machining operations in Chesterfield, Michigan. These increases were offset by net gains on disposal of property and equipment recorded during the nine months ended September 30, 2017 (approximately $286), compared to net losses on disposal of property and equipment recorded during the nine months ended September 30, 2016 (approximately $169). Net gains on disposal of property and equipment recorded during the nine months ended September 30, 2017, primarily related to our sale of certain property and equipment (principally land and building) associated with our consolidation and exit of our North Las Vegas, Nevada PSC. Net losses on disposal of property and equipment recorded during the nine months ended September 30, 2016, primarily related to our sale and abandonment of certain property and equipment associated with our consolidation and exit of our Auburn, Washington PSC and the sale of certain machinery and equipment associated with our former specialty machining operations in Chesterfield, Michigan.

Gross profit for the nine months ended September 30, 2017, was $7,726 compared with gross profit of $8,942 for the nine months ended September 30, 2016. Gross profit percentage was 20.6% for the nine months ended September 30, 2017, compared with 27.0% for the nine months ended September 30, 2016. The decrease in gross profit was the result of the increase in revenues net of the increase in cost of sales as further described above. This includes the aforementioned recognition of Exerial units during the quarter ended September 30, 2017. Excluding these unit sales, we benefitted from overall higher realized pricing on 3D printing machine sales and better leverage of our fixed cost base (net of the items further described above) due to higher sales of 3D printed and other products, materials and services.

Research and Development

Research and development expenses for the quarter ended September 30, 2017, were $2,871 compared with research and development expenses of $1,898 for the quarter ended September 30, 2016, an increase of $973, or 51.3%. The increase in research and development expenses was primarily due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $295 and consulting and professional fees associated with certain machine development and other organizational development activities of approximately $521.

Research and development expenses for the nine months ended September 30, 2017, were $7,219 compared with research and development expenses of $5,737 for the nine months ended September 30, 2016, an increase of $1,482, or 25.8%. The increase in research and development expenses was primarily due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $362, consulting and professional fees associated with certain machine development and other organizational development activities of approximately $852 and material costs of approximately $193 (primarily associated with fine powder direct printing development activities).

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2017, were $6,062 compared with selling, general and administrative expenses of $5,234 for the quarter ended September 30, 2016, an increase of $828, or 15.8%. The increase in selling, general and administrative expenses was principally due to increases in employee-related costs (principally salaries, benefits and equity-based compensation) of approximately $933 associated with our investment in our commercial leadership team and executive severance costs, and consulting and professional fees of approximately $324 (principally executive consulting, legal and other administrative arrangements). These increases were offset by decreases in trade show expenses of approximately $148 and a decrease in our provision for bad debts from customers (net recoveries of approximately $183 during the quarter ended September 30, 2017, compared to a net provision of approximately $15 during the quarter ended September 30, 2016).

Selling, general and administrative expenses for the nine months ended September 30, 2017, were $18,338 compared with selling, general and administrative expenses of $15,222 for the nine months ended September 30, 2016, an increase of $3,116, or 20.5%. The increase in selling, general and administrative expenses was principally due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $1,522 associated with our investment in our commercial leadership team and executive severance costs, consulting and professional fees of approximately $819 (principally executive consulting, legal and other administrative arrangements), lower net recoveries for bad debts from customers (net recoveries of approximately $51 during the nine months ended September 30, 2017, compared to net recoveries of approximately $256 during the nine months ended September 30,

2016), an impairment of intangible assets of approximately $269 during the quarter ended March 31, 2017, in connection with our plan to exit our non-core specialty machining operations at our Chesterfield, Michigan facility, and an increase in selling costs of approximately $175 (promotional expenses, trade show activities and sales commissions on 3D printing machine sales).

Interest Expense

Interest expense for the quarter ended September 30, 2017, was $24 compared with interest expense of $22 for the quarter ended September 30, 2016, an increase of $2, or 9.1%. Amounts for both periods consisted principally of periodic interest expense associated with long-term debt and capital lease obligations.

Interest expense for the nine months ended September 30, 2017, was $69 compared with interest expense of $276 for the nine months ended September 30, 2016, a decrease of $207, or 75.0%. The decrease in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

Other (Income) Expense – Net

Other (income) expense – net for the quarter ended September 30, 2017, was ($11) compared with other (income) expense – net of ($8) for the quarter ended September 30, 2016. Amounts for both periods consisted principally of interest income on cash and cash equivalents balances offset by net foreign exchange losses on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

Other (income) expense – net for the nine months ended September 30, 2017, was $134 compared with other (income) expense – net of ($306) for the nine months ended September 30, 2016. The change of $440 was principally due to net currency exchange losses on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future, for the nine months ended September 30, 2017, as compared to net currency exchange gains during the nine months ended September 30, 2016.

Provision for Income Taxes

The provision for income taxes for the quarters ended September 30, 2017 and 2016, was $14 and $25, respectively. The effective tax rate for the quarters ended September 30, 2017 and 2016, was 0.3% (provision on a loss) and 0.7% (provision on a loss), respectively. The provision for income taxes for the nine months ended September 30, 2017 and 2016, was $23 and $43, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016, was 0.1% (provision on a loss) and 0.4% (provision on a loss), respectively. For each of the quarters and nine months ended September 30, 2017 and 2016, the effective tax rate differs from the U.S. federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the period.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $4,863 and $18,057 for the quarter and nine months ended September 30, 2017, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings (including our ATM), we have received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At September 30, 2017, we had approximately $17,706 in unrestricted cash and cash equivalents.

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

Cash Flows

The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30 and our cash, cash equivalents, and restricted cash balances at September 30, 2017 and December 31, 2016:

	2017	2016
Net cash used for operating activities	$(12,895)	$(1,908)
Net cash provided by (used for) investing activities	2,828	(638)
Net cash (used for) provided by financing activities	(166)	12,879
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	882	138
Net change in cash, cash equivalents, and restricted cash	$(9,351)	$10,471

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$17,706	$27,825
Restricted cash	1,098	330
Cash, cash equivalents, and restricted cash shown in the condensed statement of consolidated cash flows	$18,804	$28,155

Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2017, was $12,895 compared with net cash used for operating activities of $1,908 for the nine months ended September 30, 2016. The change of $10,987 was due to an increase in our net loss combined with a decrease in net cash inflows from changes in assets and liabilities, including a decrease in cash inflows from customers (principally due to the implementation of more favorable liquidity terms with customers during the nine months ended September 30, 2016) and an increase in cash outflows related to inventories (based on our operating plans for delivery of 3D printing machines to customers). These changes were partially offset by a reduction in cash outflows to vendors (based on the timing of payment).

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017, was $2,828 compared with net cash used for investing activities of $638 for the nine months ended September 30, 2016.

Net cash provided by investing activities for the nine months ended September 30, 2017, included cash inflows of approximately $3,702 in proceeds from the sale of property and equipment, mostly attributable to our sale of assets associated with our non-core specialty machining operation in Chesterfield, Michigan and our PSC in North Las Vegas, Nevada during the quarter ended June 30, 2017. Remaining activity for both periods included cash outflows for capital expenditures consistent with our operating plans.

We expect our remaining 2017 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of less than $1,000).

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2017, was $166 compared with net cash provided by financing activities of $12,879 for the nine months ended September 30, 2016.

Uses of cash for the nine months ended September 30, 2017, included principal payments on outstanding debt and capital leases.

Sources of cash for the nine months ended September 30, 2016, included net proceeds from the issuance of common stock of approximately $12,447 in connection with our registered direct offering to a related party and approximately $595 in connection with our ATM. Uses of cash for the nine months ended September 30, 2016, included principal payments on outstanding debt and capital leases.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At September 30, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $1,633 (€1,382). Included in the total outstanding financial guarantees and letters of credit issued by us are approximately $1,352 (€1,144) with expiration dates ranging from October 2017 through July 2018 and approximately $281 (€238) which have no expiration date. At December 31, 2016, total outstanding financial guarantees and letters of credit issued by us were approximately $400 (€380). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 10 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 68.2% and 59.3% of our consolidated revenue was derived from transactions outside the United States for the quarters ended September 30, 2017 and 2016, respectively. Approximately 61.2% and 54.0% of our consolidated revenue was derived from transactions outside the United States for the nine months ended September 30, 2017 and 2016, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the quarter and nine months ended September 30, 2017, would result in an increase (decrease) in revenue of approximately $1,100 and $2,300, respectively. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At September 30, 2017, we held approximately $18,804 in cash, cash equivalents, and restricted cash, of which approximately $15,366 was held by certain of our subsidiaries in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed in the Company’s Annual Report on Form 10-K filed on March 16, 2017.

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

On July 1, 2017, the Company (through its ExOne GmbH subsidiary) entered into a Settlement Agreement with Kocel Foundry Limited (also known as Kocel CSR Casting Company, Limited) and Kocel Group (Hong Kong) Limited (collectively, “Kocel”) relating to settlement of the arbitration case (no. 100019-2017) administered by the Swiss Chambers’ Arbitration Institution Notice of Arbitration, as filed by the Company on January 25, 2017. Among other things, the Settlement Agreement provided for a cash payment from ExOne GmbH to Kocel of approximately $811,335 and a settlement and release of claims related to a sales agreement between the parties for certain 3D printing machines and related equipment.

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

Exhibit Number	Description	Method of Filing

10.1	Executive At-Will Employment Agreement dated August 4, 2017, by and between The ExOne Company and JoEllen Lyons Dillon.	Filed herewith.
10.2	The ExOne Company Change of Control Severance Plan dated August 8, 2017.	Filed herewith.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2017