Form 10-K
period 2017-12-31
ExOne Co
filed 2018-03-15
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates for the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125.7 million.

As of March 15, 2018, 16,202,119 shares of common stock, par value $0.01 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of foreign currency; the adequacy of sources of liquidity; the scope, sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology (“IT”) systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities, Production Service Centers (“PSCs”) or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook.

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

Trademarks, Service Marks and Trade Names

We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, M-FLEX, M-PRINT, S MAX, S-MAX, S-PRINT, X1, and X1-LAB. We also have an application in the United States for registration pending for the following trademark: EXERIAL. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in Brazil, China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark).

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

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of PSCs and EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corporation was purchased by another company. In 2007, we were acquired by S. Kent Rockwell through his wholly-owned company, Rockwell Forest Products, Inc. On January 1, 2013, the Company was formed, when The Ex One Company, LLC was merged with and into a newly created Delaware corporation, which changed its name to The ExOne Company. On February 12, 2013, we completed our IPO, raising approximately $90.4 million in unrestricted net proceeds after underwriting commissions and offering costs. Subsequent secondary offerings of our common stock have resulted in raising approximately $78.0 million in additional unrestricted net proceeds after underwriting commissions and offering costs.

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

AM represents a transformational shift from traditional forms of manufacturing (e.g., machining or tooling), which are sometimes referred to as subtractive manufacturing. We believe that AM and 3D printing are increasingly poised to displace traditional manufacturing methodologies in a growing range of industrial applications. Our 3D printing process differs from other forms of 3D printing processes, in that we use a chemical binding agent and focus on industrial applications.

AM has focused on prototyping and small, limited production in order to find acceptance of its varying technologies by end users in order to convince users of traditional methods of the viability of such new applications. As AM has evolved, the focus has evolved into production readiness and increasing reliability and repeatability standards associated with higher volumetric output and specifications that industrial applications demand.

ExOne and 3D Printing

We provide 3D printed and other products, materials and services primarily to industrial customers and other end-market users. We believe that we are an early entrant into the AM industrial products market and are one of the few providers of 3D printing solutions to industrial customers.

Our binder jetting technology was developed over 15 years ago by researchers at MIT. Our 3D printing machines build or print products from computer-aided drafting (“CAD”) models by depositing successive thin layers of particles of materials such as silicate sand or metal powder in a “build box.” A moveable printhead passes over each layer and deposits a chemical binding agent in the selected areas where the finished product will be materialized. Each layer can be unique.

Depending on the industrial material used in printing, printed products may need post-production processing. We generally use silica sand or foundry sand for casting, both of which typically require no additional processing. Products printed in other materials, such as metals, or for use in specific applications, may need varying amounts of heat treating or sintering, drying or curing, or other post-processing or finishing.

Pre-Print. We believe that our customers have the opportunity to take greater advantage of the design freedom that our 3D printing technology provides. We collaborate with our customers to develop and refine CAD designs that meet our customers’ specifications and can be read and processed by our 3D printing machines. We continue to invest in additional pre-print capabilities and resources that empower our customers to fully exploit the design freedom of 3D printing.

Industrial Materials. We supply printing materials to our customers that have been qualified for use with our machines. As we experience increased demand for our products globally, it is essential that the material supply chain and distribution channels be in close proximity to our current and prospective customers. For the highest quality printed products, the sand grains and metal particles used in the 3D printing process must be uniform in size and meet very specific tolerances. We continue to focus on material development activities associated with our 3D printing process, including collaborative arrangements with customers targeted at local supply resources. In addition, we have specifically targeted fine powder printing with respect to our direct printing technologies as one of our strategic priorities as an organization.

Our Machines. Our 3D printing machines consist of a build box that includes a machine platform and a computer processor controlling the printheads for applying layers of industrial materials and binding agents. We currently build our 3D printing machines in both Germany and the United States. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. Our focus is on enhancing our existing machine technologies and developing large format printers for both direct and indirect applications, with specific emphasis on fine powder printing for our direct technologies.

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

Post-Print Processing. After a product is printed, the bound and unbound powder in the build box requires curing of the chemical binding agent. For indirect printing of sand molds and cores, curing may occur at room temperature and the printed product is complete after the binder is cured. For certain binder types, a drying process (utilizing an industrial microwave or other means) may be necessary. The mold or core is then poured at a foundry, yielding the finished metal product. We believe that our casting technology offers a number of advantages over traditional casting methods, including increased yield, weight reduction and improved thermal range.

For direct printing the product needs to be either sintered, or sintered and infiltrated. With sintering, the product is placed into a furnace in an inert atmosphere to sinter the bonded particles and form a strong bonded porous structure. The porous structure can be further infiltrated with another material to fill the voids. After the sintering and infiltration, the product can be polished and finished with a variety of standard industrial methods and coatings. We believe that our 3D printing capabilities enable customers to develop the ideal design for products, freeing them of some of the design constraints inherent in traditional manufacturing, in the industrial metal of choice and in a more efficient manner than traditional manufacturing methods.

Customers and Sales

Our Customers

Our customers are located primarily in North America, Europe and Asia. We are a party to non-disclosure agreements with many of our customers and, therefore, are often prohibited from disclosing many of our customers’ identities. Our customers include a number of Fortune 500 companies that are leaders in their respective markets, as well as mid-cap and smaller public and private companies. During 2017, 2016 and 2015, we conducted a significant portion of our business with a limited number of customers, though not necessarily the same customers for each respective period. During 2017, 2016 and 2015, our five most significant customers represented approximately 20.5%, 17.1% and 19.0% of total revenue, respectively. During 2017, 2016 and 2015, there were no customers that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period, with the timing of such sales dependent on the customer’s capital budgeting cycle, which may vary from period to period. The nature of our revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of the revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

Educating Our Customers

Educating our customers and raising awareness in our target markets about the many uses and benefits of our 3D printing technology is an important part of our sales process. We believe that customers who experience the efficiency gains, decreased lead-time, increased design flexibility, and decreased cost potential of 3D printing, as compared to subtractive manufacturing, are more likely to purchase our 3D printing machines and be repeat customers of our products and services. We educate our customers on the design freedom, speed, and other benefits of 3D printing by providing printing and design services and support through our PSCs and EACs. We also seek to expose key potential users to our products through our PSCs and EACs, installed machines at customers’ locations, university programs, and sales and marketing efforts. Additionally, our EACs provide a greater variety of our latest binder and material sets, including cold hardening phenolic and sodium silicate production, as well as an expanded range of our machine platforms and machine options.

Production Service Centers and ExOne Adoption Centers

We have established a network of PSCs and EACs in North Huntingdon, Pennsylvania; Troy, Michigan; Houston, Texas; Gersthofen, Germany; Desenzano del Garda, Italy; and Kanagawa, Japan. Our three centers located in the United States were certified to ISO 9001:2008 as Industrial Additive Manufacturers. Through our PSCs and EACs, we provide sales and marketing and delivery of support and printing services to our customers. Our customers see our 3D printing machines in operation and can evaluate their production capabilities before ordering a 3D printing machine or a printed product or service. While our centers are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets, we are focusing on enhancing our existing centers to enable adoption rather than geographic expansion. As described below, enhancing our positon in strategic locations around the world is an important part of our business strategy.

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

•

Consumable Materials. We provide customers with the inputs used in our 3D printing machines, including tools, printing materials, and bonding agents. Our EACs provide a greater variety of our latest binder and material sets.

•

Training and Technical Support. Our technicians train customers to use our 3D printing machines through hands-on experience at our PSC and EACs and provide field support to our customers, including design assistance, education on industrial materials, operations and printing training, instruction on cleaning, and maintenance and troubleshooting.

•	Aftermarket. We generally offer a standard warranty with the sale of a 3D printing machine to a customer. Thereafter, we offer a variety of service and support plans.

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

•

Industrial Materials. Our indirect 3D printing machines are able to manufacture sand molds and cores from specialty sands and ceramics, which are the traditional materials for these casting products. Our direct 3D printing machines are capable of printing in industrial metals and other materials, including stainless steel, bronze, iron, bonded tungsten, IN Alloy 625 and glass. We are in varying stages of qualifying additional industrial materials for both indirect and direct applications and advancing materials that are printable in our machines, including fine powder capability development.

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

Our Business Strategy

The principal elements of our growth strategy include:

•

Increase the Efficiency and Capabilities of Our Machines to Expand the Addressable Market. We intend to invest in further developing our machine technology so as to increase the volumetric output per unit of time that our machines can produce for both direct and indirect applications. We also intend to invest in continued advancements to the core capabilities of our equipment, these core capabilities include broadening the range of material particle sizes that can be printed in our equipment (with particular emphasis on fine powder capabilities for direct printing technologies), enhanced real-time process monitoring, improved material handling, and improvements to overall machine post-printing productivity.

•

Qualify New Industrial Materials Printable In Our Systems. Our 3D printing machines are used for both development and commercial printing. We believe that the variety of materials printable in our printing systems is more diverse than competing 3D printing technologies. By expanding both qualified and printable materials (with particular emphasis on fine powder capabilities for direct printing technologies), we believe we can expand our market share and better serve our industrial customer base.

•

Reducing Overall Costs of Operating Our Machines. We continue to reduce costs associated with operating our 3D printing machines. We collaborate with customers and suppliers to qualify locally based, lower cost printing materials. We seek to reduce the cost of our 3D printing machine manufacturing process and lower the cost of replacement parts for our 3D printing machines. We use a variety of means, including traditional supply chain and development projects, to reduce those costs. We believe as we lower 3D printing machine run costs we will improve adoption rate by forming more cost efficient production processes.

•

Advance Pre-Print Design and Post-Print Processing Capabilities to Accelerate the Growth of Our 3D Printing Technology. Our next generation 3D printing machine platforms have achieved the volumetric output rate and quality necessary to serve industrial markets on a production scale. We believe that there is an opportunity to similarly advance the pre-print and post-print processing phases of product materialization to more fully exploit the transformative power of our 3D printing machines and drive growth. These opportunities relate to both direct and indirect printing. For direct printing, we believe that enhancing pre-print processes, notably design optimization tools and suitable print material availability, can greatly accelerate our capture of market share. Additionally, enhancements to post-print processing will increase the applications for printed products. In indirect printing utilizing 3D printed molds and cores, advanced performance casting technologies can be leveraged to increase yields and reduce weight of casted products. To promote this advantage to the market we have developed a suite of processes, many of which are proprietary, for producing high-quality castings.

•

Implement a Network of Production Service Centers and ExOne Adoption Centers to Increase Customer Collaboration. Our centers provide a central location for customer collaboration and provide customers with a direct contact point to learn about our 3D printing technology, purchase products printed by us, and purchase our 3D printing machines. To facilitate faster adoption of our technology, we are refocusing certain of our PSCs located in the United States into EACs to provide a greater variety of our latest binder and material sets, as well as an expanded range of our machine platforms and machine options. We expect our EACs will create more robust, regionally-based material development services, as well as technical and training services. Each center is located in a major industrial center near existing and potential customers. We continuously monitor both customer and market trends in assessing the opportunity to further expand our global network.

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

Exerial. The Exerial is our largest format indirect 3D printing machine. It is unique compared to our other indirect 3D printing systems in that it contains multiple industrial stations that allow for continuous production and simultaneous processing. The Exerial is distinctly equipped with two build boxes, each 1.5 times larger than the single build box in our next largest model, the S-Max. Notably, the Exerial system offers a total build platform of 3,168 liters and is expected to be capable of printing output rates nearly four times faster than the S-Max. The Exerial utilizes an advanced recoater system, multiple printheads and automation controls. As part of the development of the Exerial, we have filed six patents related to machine design elements. We formally debuted this 3D printing machine at the GIFA International Foundry Trade Fair in Dusseldorf, Germany in June 2015. We are in the process of re-designing certain elements of this platform to increase its flexibility for purposes of customer integration.

S-Max/S-Max+. The S-Max machine is our most widely utilized indirect 3D printing machine. We introduced the S-Max machine in 2010 to provide improved size and speed over the predecessor model, the S-15. The S-Max has a build box size of 1,800mm x 1,000mm x 700mm. The S-Max machine is generally used by customers interested in printing complex molds and cores on an industrial scale for casting applications. Each of our global PSCs and EACs has at least one S-Max machine installed on-site. In addition to our traditional S-Max machine, during 2014 we introduced an S-Max+ configuration designed for easier post-processing of the build box for certain applications which require phenolic or sodium silicate binder for printing.

S-Print/M-Print. The S-Print (indirect) and M-Print (direct) machines are our mid-sized 3D printing machines presently available. Both the S-Print and M-Print have a build box size of 800mm x 500mm x 400mm. The S-Print machine is generally used by customers interested in printing objects made from silica sand and ceramics, with a particular focus on industrial applications for smaller casting cores that are often required for the aerospace applications. The build box size also permits the use of exotic and expensive print materials, such as ceramics, that are required for high heat/high strength applications. The M-Print machine is generally used by customers interested in direct printing of objects made from metals. We have installed both S-Print and M-Print machines in certain of our PSCs and EACs to complement our S-Max machines currently in use.

M-Flex. The M-Flex machine is our most flexible direct 3D printing machine presently available. We introduced the M-Flex machine platform in 2013 to satisfy the demand for a large range of industrial customers that are interested in directly printing metal products. The M-Flex has a build box size of 400mm x 250mm x 250mm.

Innovent. The Innovent is the smallest of our direct 3D printing machines presently available. As an industrial-grade, laboratory-sized machine, Innovent allows for testing material properties, specifically in educational institutions, research laboratories, and research and development departments at commercial organizations. Innovent is uniquely designed in that it balances a specific build box for the technical qualification of materials with a smaller overall lab machine platform size, when compared to other industrial-grade 3D printing machines. In 2016, we introduced our fine powder Innovent machine that 3D prints metal and ceramic objects that have higher printed density and achieves significant improvements in surface finish quality, ideally suited for the metal injection molding and powder metallurgy industries. We offer a fine powder Innovent machine, as well as an Innovent upgrade package for existing equipment.

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

Suppliers

Our largest suppliers in 2017, based upon dollar volume of purchases, were Bauer GmbH & Co KG, Erhardt & Leimer GmbH, Fuji Film Dimatix and Astro Manufacturing & Design.

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

Research and Development

We spent approximately $9.9 million, $7.8 million and $7.3 million on research and development during 2017, 2016 and 2015, respectively. We expect to continue to invest in our research and development activities in the future.

A significant portion of our research and development expenditures have been focused on the following:

•	Chemistry of print materials and binder formulation;
•	Mechanics of droplet flight into beds of powder;
•	Metallurgy of thermally processing metals that are printed through AM;
•	Mechanics of spreading powders in a job box;
•	Transfer of digital data through a series of software links to drive a printhead; and
•	Synchronizing all of the above to print ever-increasing volumes of material per unit time.

Intellectual Property

Patents and Licenses. Significant portions of our technology are covered by a variety of patents. Through December 31, 2016, we were the worldwide licensee of certain patents held by MIT for certain AM printing processes (the “MIT Patents”), with exclusive rights to practice the patents in certain fields including the application of the printing processes to metals (with sublicensing rights), and non-exclusive rights to practice the patents in certain fields including the application of the printing processes to certain non-metals (without sublicensing rights) which gave us a significant head start in the AM industry.

We continue from time to time to evaluate our current licenses and patents. On March 1, 2018, our ExOne GmbH subsidiary notified Voxeljet AG that it has materially breached a 2003 Patent and Know-How Transfer Agreement and asserted its rights to set off damages as a result of the breaches against the annual license fee that we pay to Voxeljet AG under the agreement.

We hold patents as a result of our own technological developments. Our patents were issued in the United States and in various foreign jurisdictions, including Germany and Japan. As a result of our commitment to research and development, we also have applied for other patents for equipment, processes, materials and 3D printing applications in the United States and in various foreign countries. The expiration dates of our patents range from 2023 to 2036. We are also a minority owner of patent rights of several patents in the United States and in various foreign jurisdictions as a successor interest to a 2003 Agreement made between Generis GmbH and Extrude Hone GmbH.

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

Trademarks. We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, M-FLEX, M-PRINT, S MAX, S-MAX, S-PRINT, X1, and X1-LAB. We also have an application in the United States for registration pending for the following trademark: EXERIAL. We also have registrations for EXONE in China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that trademark. We have registrations for X1 ExOne Digital Part Materialization (plus design) in Brazil, China, Europe (Community Trade Mark), Japan, and South Korea, and an application for registration pending in Canada for that mark. We have a registration for the mark X1 in Europe (Community Trade Mark). We have a registration for the mark EX-1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark) and South Korea. We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark).

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

Seasonality

Purchases of our 3D printing machines are often subject to the capital expenditure cycles of our customers. Generally, 3D printing machine sales are higher in our third and fourth quarters than in our first and second quarters; however as acceptance of our 3D printing machines as a credible alternative to traditional methods of production grows, we expect to limit the seasonality we experience.

Backlog

At December 31, 2017, our backlog was approximately $21.3 million, of which, approximately $18.3 million is expected to be fulfilled during the next twelve months. At December 31, 2016, our backlog was approximately $19.7 million.

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

Employees

At December 31, 2017, we employed a total of 302 (277 full-time) employees at our seven global locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with them are good.

Product, Geographic and Other Information

Refer to Note 21 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Item 1A, “Risk Factors”. Other information relating to our revenues, measurement of profit or loss and total assets is provided in the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

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

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663.

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

Since our inception, we have not generated operating profits, and we may be unable to generate operating profits in the future if we are unable to execute on our business plan. Our operating expenses (which include research and development and selling, general and administrative expenses) were approximately $34.1 million, $28.5 million and $29.9 million (excluding approximately $4.4 million of a goodwill impairment charge) for 2017, 2016 and 2015, respectively. Our research and development expenses are due primarily to continued investment in our binder jetting technologies, including 3D printing machine development (including our fine powder direct printing capabilities and larger format direct and indirect 3D printing machines) and materials development (including our proprietary binders). Our selling, general and administrative expenses are due primarily to personnel costs associated with managing a public company and related professional service fees (including legal, audit and other consulting expenses). We believe that our operating expenses may increase in future periods as we pursue our growth strategies. Increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an adverse effect on our financial condition.

Our revenues and operating results may fluctuate.

Our revenues and operating results have fluctuated in the past from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the AM industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results.

Our machine orders are often subject to the capital expenditure cycles of our customers. Thus, revenues and operating results for any future period are not predictable with any significant degree of certainty. Comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•

Our ability to compete with competitors (some of which may also serve as current or future customers of our products) that have significantly more resources than we have, have larger and more experienced sales and service teams and have more experience bringing new products to the market;

•	The mix of machines and products that we sell during any period;
•	Our lengthy sales cycle for 3D printing machines;
•	Entry of new competitors into our markets;
•	Changes in our pricing policies or those of our competitors, including our response to price competition;
•

Delays between our expenditures to develop and market new or enhanced machines and products or to develop, acquire or license new technologies and processes and the generation of sales related thereto;

•	Changes in the amount we spend to promote our products and services;
•	The geographic distribution of our sales;
•	Changes in the cost of satisfying our warranty obligations and servicing our installed base of products;
•	Our level of research and development activities and their associated costs and rates of success;
•	Changes in the size and complexity of our organization;
•	Interruptions to or other problems with our information technology systems, manufacturing processes or other operations;
•	Changes in regulatory requirements governing the handling and use of certain chemicals or powders printed or used in our equipment;
•	General economic and industry conditions that affect end-user demand and end-user levels of product design and manufacturing; or

•	Changes in accounting rules and tax laws.

Due to the foregoing factors, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.

Customer demands for certain qualities and capabilities in our machines is constantly evolving.  We may not be able to respond to customer demand as quickly as a larger competitor may be able to respond.

Generally, our business is focused on the sale of 3D printing machines for, and products manufactured using, AM. Most recently, our company has focused on developing our fine powder direct printing capabilities and larger format direct and indirect 3D printing machines.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in a market subject to innovation and rapidly developing and changing technology. A variety of technologies have the capacity to compete against one another in the AM market, which is, in part, driven by technological advances and end-user requirements and preferences, as well as the emergence of new standards and practices. Our ability to compete in the industrial AM market depends, in large part, on our success in enhancing and developing new 3D printing machines, in enhancing our current 3D printing machines, in enhancing and adding to our technology, and in developing and qualifying materials with which we can print. We believe that to remain competitive we must continuously enhance and expand the functionality and features of our products and technologies. However, we may not be able to:

•	Develop machines that are capable of directly printing fine powders;
•	Enhance our existing products and technologies;
•	Continue to leverage advances in binder printing and other industrial printhead technology;
•

Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective end-users, particularly with respect to the physical properties of fine powders, binder jetting and other materials;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;
•	Develop products that are cost-effective or that otherwise gain market acceptance;
•	Distinguish ourselves from our competitors in our industry; and
•	Adequately protect our intellectual property as we develop new products and technologies.

We face significant competition in many aspects of our business, which could cause our revenues and gross profit to decline. Competition could also cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

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

We also expect that future competition may arise from the development of allied or related techniques for equipment and print materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, from our entry into new geographic markets and industries and from improvements to existing print materials and equipment technologies. In addition, a number of companies that have substantial resources have announced that they intend to begin producing 3D printing machines, which will further enhance the competition we face.

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

We may not be able to retain or hire the number of skilled employees that we need to achieve our business plan.

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

We may incur future impairment charges to our long-lived assets held and used.

As a result of continued operating losses and cash flow deficiencies, we have completed certain tests for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management. We will be required to conduct additional testing for the recoverability of long-lived assets held and used to the extent that a triggering event requiring such testing is identified in a future period. A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded.

We may conclude that there is substantial doubt regarding our ability to continue as a going concern.

As a result of our continued operating losses, cash flow deficiencies and liquidity, we may conclude that there is substantial doubt regarding our ability to continue as a going concern. In connection with this conclusion, if our independent registered public accounting firm issues a “going concern” opinion, it could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. If we fail to raise sufficient additional capital, we will not be able to completely execute our business plan. As a result our business would be jeopardized and we may not be able to continue.

Some of our arrangements for 3D printing machines contain customer-specific provisions that may impact the period in which we recognize the related revenues under U.S. GAAP.

Some customers that purchase 3D printing machines from us may require specific, customized factors relating to their intended use of the machine or the installation of the machine in the customer’s facilities. These specific, customized factors are often required by the customer to be included in our commercial agreements relating to the purchase. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that 3D printing machine sale.

Our business is subject to risks associated with having significant operations in Germany and selling machines and other products in other non-United States locations.

We have significant manufacturing and development operations in Germany. In addition, a significant portion of our revenue is derived from transactions outside of the United States (approximately 56.7%, 54.0% and 50.9% for 2017, 2016 and 2015, respectively).

Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of Germany and other countries in which we sell or service machines, such as:

•	Challenges in providing solutions across a significant distance, in different languages and among different cultures;
•	Civil unrest, acts of terrorism and similar events;
•	Fluctuations in foreign currency exchange rates;
•	Potentially longer sales and payment cycles;
•	Potentially greater difficulties in collecting accounts receivable;
•	Potentially adverse tax consequences;
•	Reduced protection of intellectual property rights in certain countries;
•	Different, complex and changing laws governing intellectual property rights; sometimes affording reduced protection of intellectual property rights in certain countries;
•	Difficulties in staffing and managing foreign operations;
•	Laws and business practices favoring local competition;
•	Costs and difficulties of customizing products for foreign countries;

•	Compliance with a wide variety of complex foreign laws, treaties and regulations;
•	Restrictions imposed by local labor practices and laws on our business and operations;
•	Rapid changes in government, economic and political policies and conditions; political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events;
•	Operating in countries with a higher incidence of corruption and fraudulent business practices;
•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;
•	Costs and difficulties of customizing products for foreign countries;
•	Transportation delays;
•	Tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•	Becoming subject to the laws, regulations and court systems of many jurisdictions; and
•	Risks of violations of Foreign Corrupt Practices Act or similar anti-bribery laws.

In addition our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks because we generally conduct our business, earn revenue and incur costs in the local currency of the countries in which we operate. For example, the financial condition and results of operations of Germany operations are reported in euros and then translated to United States dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates, which means that changes in exchange rates between these foreign currencies and the United States dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of sales, and operating margins, and could result in exchange losses in any given reporting period. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

One of our principal stockholders is able to exert substantial influence in determining the outcome of matters which require the approval of our stockholders.

Our Executive Chairman, S. Kent Rockwell, beneficially owns approximately 28.5% of our outstanding shares of common stock. As a holder of 28.5% of our shares of common stock, Mr. Rockwell may have effective control over the election of our Board of Directors and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes of Mr. Rockwell.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to meet the growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current non-compliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we may not be able to achieve our planned rate of growth, which will adversely affect our results of operations. Additional equity financing may result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors. Also, although S. Kent Rockwell, our Executive Chairman and our controlling stockholder, has previously provided capital to us through a related entity, he has no obligation to do so and our stockholders should have no expectation that he will do so in the future.

We have entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV have agreed to act as distribution agents in the sale of up to $50.0 million in the aggregate of our common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Our ability to raise capital through the use of our ATM may be restricted for various reasons, including our adherence with SEC regulations prohibiting the sale of our common stock for certain periods of time or other adverse market conditions.

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

We may from time to time engage in strategic transactions with third parties if we determine that they will likely provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, our ability to effectively integrate an investment into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses.

We explore from time to time various strategic investments and/or alliances. With respect to strategic investments and/or alliances that we may pursue, there is no guarantee that we will complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. We may not be able to successfully negotiate and complete a specific investment or alliance on favorable terms. If we do complete transactions, they may not ultimately strengthen our competitive position or may not be accretive to us for a period of time which may be significant following the completion of such transaction.

We may be required to pay cash, incur debt and/or issue equity securities to pay for any such transaction, each of which could adversely affect our financial condition and the value of our common stock. Our use of cash to pay for transactions would limit other potential uses of our cash. The issuance or sale of equity or convertible debt securities to finance any such transactions would result in dilution to our stockholders. If we incur debt, it could result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption or failure of these systems could adversely affect our results of operations.

We rely on our IT systems to manage numerous aspects of our business and provide analytical information to management. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. Our IT systems allow us to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to or failure of our IT systems, including our computer systems, could significantly limit our ability to manage and operate our business efficiently. Although we take steps to secure our IT systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunication services, operator negligence, loss of data, security breaches and computer viruses. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or client data, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber security attacks. Any such disruption or loss of business information could materially and adversely affect our reputation, brand, results of operations and financial condition.

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

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Any such lawsuit, regardless of merit, could result in material expense, diversion of management time and efforts and damage to our reputation, and could cause us to fail to retain or attract customers, which could adversely affect our results of operations.

Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention and damage to our reputation.

Our 3D printing machines may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a machine has been used. This could result in delayed market acceptance of those machines or claims from sales agents, end-users or others, which may result in litigation, increased end-user service and support costs and warranty claims, damage to our reputation and business or significant costs to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

We could face liability if our 3D printers are used by our customers to print dangerous objects.

Customers may use our 3D printing machines to print products that could be used in a harmful way or could otherwise be dangerous. For example, there have been recent news reports that 3D printing machines were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our 3D printing machines, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our 3D printing machines. While we have never printed weapons in any of our service centers, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our 3D printing machines.

If any of our manufacturing facilities or PSCs or EACs are disrupted, sales of our products may be disrupted, which could result in loss of revenues and an increase in unforeseen costs.

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. In addition, we have a network of PSCs and EACs in the United States, Germany, Italy and Japan to provide sales and marketing and delivery of support and printing services to our customers. If the operations of these facilities are materially disrupted, we would be unable to fulfill customer orders for the period of the disruption, we would not be able to recognize revenue on orders and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have an adverse effect on our results of operations.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We cannot assure you that any of our existing or future intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage.

We rely primarily on a combination of trade secrets, patents, trademarks, confidentiality or non-disclosure agreements and other contractual arrangements with our employees, end-users and others to maintain our competitive position to protect our proprietary technologies and processes globally. While some of our technology is licensed under patents belonging to others or is covered by process patents which are owned or applied for by us, we have devoted substantial resources to the development of our technology, trade secrets, know-how and other unregistered proprietary rights and much of our key technology is not protected by patents. In particular, in fast-growing markets such as China and India, our technology is not protected by patents.

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements.  While we enter into various agreements intended to protect our proprietary rights, these agreements may be breached and confidential information may be willfully or unintentionally disclosed, and these agreements can be difficult and costly to enforce or may not provide adequate remedies if violated.  In addition, our competitors or other parties may learn of our proprietary rights in some other way. Because we cannot legally prevent one or more other companies from developing similar or identical technology to our unpatented technology, it is likely that, over time, one or more other companies may be able to replicate our technology, thereby reducing our technological advantages. If we do not protect our technology or are unable to develop new technology that can be protected by patents or as trade secrets, we may face increased competition from other companies, which may adversely affect our results of operations.

We do, from time to time, apply for patent protection for some of our intellectual property. Our pending patent applications may not be granted. We cannot assure you that any of our existing or future patents will not be challenged, invalidated, or circumvented or will otherwise provide us with meaningful protection. Furthermore, patents are jurisdictional in nature and therefore only protect us in certain markets, rather than globally.  We may not be able to obtain foreign patents corresponding to our United States or foreign patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer additive manufacturing systems or other products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. Any of the foregoing events would lead to increased competition and lower revenues or gross margins, which could adversely affect our operating results.

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

Certain of our past and present employees were previously employed at other additive manufacturing companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. As we expand our operations into the United States and elsewhere, we may face similar claims with regard to our future employees in these countries.

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

The trading market for our shares will rely in part on the research and reports that equity research analysts publish about us and our business. We do not have control over these analysts, and we do not have commitments from them to write research reports about us. The price of our shares could decline if one or more equity research analysts downgrades our shares, issues other unfavorable commentary or ceases publishing reports about us or our business.

The price of our shares could decline if there are substantial sales of our common stock, particularly by our directors, their affiliates or our executive officers or when there is a large number of shares of our common stock available for sale. The perception in the public market that our stockholders might sell our shares also could depress the market price of our shares. From time to time, we may conduct offerings of our securities and our executive officers, directors and selling stockholders would be subject to lock-up agreements that restrict their ability to transfer their shares following the offering. The market price of our shares may drop significantly when the restrictions on resale by our existing stockholders lapse and these stockholders are able to sell their shares into the market. If this occurs, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company with shares listed on The NASDAQ Stock Market, we incur significant accounting, legal and other expenses that we would not incur as a private company. These expenses will increase after we are no longer an EGC on December 31, 2018. We incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), the Dodd-Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market. Compliance with these rules and regulations result in increased legal and financial compliance costs and make certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

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

Our status as an “Emerging Growth Company” will end on December 31, 2018.

Our status as an EGC will end on December 31, 2018, which means that we will no longer be able to take advantage of the reporting exemptions that are applicable to EGCs. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We will continue to operate under these provisions until December 31, 2018.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, if our share price does not appreciate, our investors may not gain and could potentially lose on their investment in our shares.

We have never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and service and repay indebtedness, if any. As a result, capital appreciation, if any, of our shares will be investors’ sole source of gain for the foreseeable future.

The right of stockholders to receive liquidation and dividend payments on our common stock is junior to the rights of holders of indebtedness and to any other senior securities we may issue in the future.

Shares of our common stock are equity interests and do not constitute indebtedness. This means that shares of our common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any. Our Board of Directors is authorized to issue classes or series of preferred stock in the future without any action on the part of our common stockholders.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We may need or desire to raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

•

Research and development investments (including our investment in fine powder capabilities for direct printing and our development efforts tied to large format direct and indirect 3D printing machines);

•	Our degree of success in capturing a larger portion of the industrial products production market;
•	The costs of establishing or acquiring sales, marketing, and distribution capabilities for our products;
•	The costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;
•	The extent to which we acquire or invest in businesses, products or technologies and other strategic relationships; and
•	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have the following locations:

Location	Nature of Facility	Owned or Leased	Approximate Square Footage
United States
North Huntingdon, Pennsylvania	Corporate Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	67,886
Troy, Michigan	EAC	Owned	19,646
Houston, Texas	EAC	Owned	12,000
St. Clairsville, Ohio	Research and Development	Owned	12,800

Europe
Gersthofen, Germany	European Headquarters, Machine Manufacturing, PSC and Machine Sales Center	Owned	200,585
Desenzano del Garda, Italy*	PSC and Machine Sales Center	Leased	3,300

Asia
Kanagawa, Japan	PSC and Machine Sales Center	Owned	19,639

*

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. In connection with commitment, we notified the lessor of our Desenzano del Garda, Italy facility of our intent to exit the facility effective in June 2018.

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ Stock Market since February 7, 2013, under the symbol “XONE.” The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2017	High	Low
First quarter	$11.03	$9.25
Second quarter	$14.43	$9.29
Third quarter	$11.88	$6.72
Fourth quarter	$12.50	$8.38

Year Ended December 31, 2016	High	Low
First quarter	$13.90	$6.60
Second quarter	$14.75	$9.03
Third quarter	$15.50	$9.65
Fourth quarter	$16.15	$9.13

Stockholders

As of March 3, 2018, there were 37 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013, and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)*
Equity Compensation Plans Approved by Security Holders	674,470	$11.58	1,044,017
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

*

A maximum of 1,470,077 shares of common stock were reserved for issuance under the Plan for 2017, and awards of stock options and restricted stock were made in 2017 for a total of 449,000 awards. Forfeitures and expirations of awards previously issued under the Plan totaled 23,000 for 2017. The Plan provides for automatic increases in the reserve available annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or a number of shares of common stock determined by our Board of Directors, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments. This limitation has resulted in no additional shares of common stock being reserved for issuance under the Plan for 2018.

Stock Performance Graph

The following graph compares the performance of our common stock with the NASDAQ Composite Index and the S&P 1500 Industrial Machinery Index. Such information shall not be deemed to be “filed.”

Company/Index	February 7, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017	December 31, 2017
The ExOne Company	$100	$233	$228	$149	$63	$42	$38	$40	$35	$43	$32
NASDAQ Composite Index	$100	$108	$134	$139	$150	$158	$158	$154	$172	$198	$223
S&P 1500 Industrial Machinery Index	$100	$106	$134	$139	$137	$138	$125	$140	$164	$187	$216

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

	For the years ended December 31,
(dollars in thousands, except per share amounts and 3D printing machine unit data)	2017	2016	2015	2014	2013
Statement of consolidated operations and comprehensive loss data:
Revenue ̶ third parties	$57,711	$47,713	$38,918	$43,029	$39,480
Revenue ̶ related parties	33	75	1,435	871	—
Total	$57,744	$47,788	$40,353	$43,900	$39,480
Net loss(a)	$(20,017)	$(14,598)	$(25,865)	$(21,843)	$(6,455)
Net loss per common share(a):
Basic	$(1.25)	$(0.92)	$(1.79)	$(1.52)	$(0.51)
Diluted	$(1.25)	$(0.92)	$(1.79)	$(1.52)	$(0.51)
Consolidated balance sheet data:
Cash and cash equivalents	$21,848	$27,825	$19,342	$36,202	$98,445
Property and equipment ̶̶ net	$46,797	$51,134	$54,382	$55,298	$32,772
Total assets(b)(c)	$95,560	$104,178	$107,916	$133,078	$158,379
Long-term debt and capital lease obligations(c)(d)	$1,696	$1,858	$2,071	$2,543	$3,177
Total stockholders’ equity	$75,209	$87,780	$89,073	$118,545	$146,700
Other data:
3D printing machine units sold:
Exerial	5	—	—	—	—
S-Max+	1	1	1	1	—
S-Max	15	12	7	11	13
S-Print	2	3	2	1	3
S-15	—	2	1	1	1
M-Print(e)	1	—	1	1	—
M-Flex	7	5	3	9	6
Innovent(e)	10	9	10	—	—
X1-Lab	—	1	1	4	5
Micromachinery(f)	—	—	—	—	1
	41	33	26	28	29

(a)

Amounts relating to 2013 are representative of Net loss attributable to ExOne and Net loss attributable to ExOne per common share as a result of the consolidation of certain variable interest entities (“VIEs”) for which ExOne was identified as the primary beneficiary during those respective annual periods. The identified VIEs failed to meet the definition of a variable interest entity following acquisition of certain assets and assumption of certain debt of the identified VIEs in March 2013 by ExOne Americas LLC. As such, the identified VIEs were deconsolidated from the Company as of the acquisition date.

(b)

Amounts relating to 2014 and 2013 have been revised as a result of our adoption of FASB guidance relating to the presentation of deferred income taxes in November 2015. This guidance resulted in the simplification of the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. This guidance was required to be applied retrospectively upon adoption, thus amounts related to the referenced years have been adjusted to conform to this adoption as compared to amounts previously reported by the Company.

(c)

Amounts relating to 2015, 2014 and 2013 have been revised as a result of our adoption of FASB guidance relating to the presentation of debt issuance costs in December 2016. This guidance resulted in the simplification of the presentation of debt issuance costs by requiring debt issuance costs in the consolidated balance sheet to be presented as a direct deduction from the related debt liability rather than as an asset, with an exception for line of credit arrangements. This guidance was required to be applied retrospectively upon adoption, thus amounts related to the referenced years have been adjusted to conform to this adoption as compared to amounts previously reported by the Company.

(d)	Amounts relating to 2014 and 2013 include certain transactions accounted for by the Company as financing leases. Such transactions were settled by the Company during 2015.
(e)

During 2015, one M-Print unit and two Innovent units were sold to related parties. During 2014, one M-Print unit was sold to a related party. There were no sales of 3D printing machine units to related parties during 2017, 2016 or 2013.

(f)	Micromachinery relates to the sale of a 3D printing machine associated with the Company’s laser micromachining 3D printing machine platform which was discontinued at the end of 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” in Part II Item 6 and our consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward looking statements, as a result of a variety of risks and uncertainties, including those described under Item 1, “Cautionary Statements Concerning Forward Looking Statements” and Item 1A, “Risk Factors”.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of PSCs and EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that is necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

Outlook

Our operating priorities include the following:

▪

Continue to accelerate the adoption rate of binder jetting technologies. We plan to grow our market leading position with respect to 3D printing solutions for customers and continue advancing our innovations in direct and indirect printing, principally through an expansion of our fine powder direct printing capabilities and development activities associated with large format direct and indirect 3D printing machines. Our focus continues to be industrial markets for utilization of binder jetting technologies for non-polymer based materials. Our strength in industrial markets is rooted in our diverse material capabilities, our lower cost of adoption versus other competing technologies, our faster printing speeds and our scalability to larger product size. We expect to increase our investment in research and development by approximately $6,000 to $8,000 during 2018 (as compared to 2017) as a result of these and other initiatives.

▪

Evaluation of our business model. We continue to focus our efforts on optimizing our business model, including maximizing our facility utilization and our gross profit. We have consolidated certain of our operations to achieve efficiencies and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSC and other operations, including, but not limited to, converting certain of our PSCs into EACs. We are reviewing our product groups to better manage our product marketing and delivery to our customers to accelerate the adoption rate of our technologies. We are continuously reviewing the industry for developments in printing technologies, materials, methods, innovations or services that offer strategic benefits that can improve, accelerate or advance our products or services.

▪

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

Recent Developments

In January 2017, we committed to a plan to consolidate certain of our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities and exit our non-core specialty machining operations in our Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of our sand printing technology in North America which has resulted in a refocus of our operational strategy.

As a result of these actions, during 2017, we recorded charges of approximately $1,016, including approximately $142 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying statement of consolidated operations and comprehensive loss. There are no additional charges expected to be incurred associated with this plan in future periods. We have settled all amounts associated with involuntary employee terminations and other exit costs.

Charges associated with asset impairments relate principally to our plan to exit our non-core specialty machining operations in our Chesterfield, Michigan facility. On April 21, 2017, we sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), we recorded an impairment loss during the quarter ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss), and a loss on disposal during the quarter ended June 30, 2017, of approximately $42 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss).

Separate from the transaction described above, on May 9, 2017, we sold to a third party certain property and equipment (principally land and building) associated with our North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), we recorded a gain on disposal (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss), of approximately $347. Additionally, we recorded an impairment loss during 2017 of approximately $8 associated with certain property and equipment which was abandoned in connection with our exit of our North Las Vegas, Nevada facility.

The consolidation of our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to this consolidation of approximately $600, with approximately $570 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $30 in the form of reduced depreciation expense. All cost savings associated with this consolidation are expected to benefit cost of sales. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. For 2017, 2016 and 2015, revenues associated with our non-core specialty machining operations in our Chesterfield, Michigan facility were approximately $346, $1,403 and $2,225, respectively. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee-related and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

In March 2017, we terminated our Cooperation Agreement with Swerea SWECAST AB (“Swerea”), resulting in an exit of our PSC operations in Jönköping, Sweden, effective April 1, 2017. Also in March 2017, we agreed to a leasing agreement with Beijer Industri AB, effective April 1, 2017, related to our 3D printing machine and related equipment located on the Swerea premises, previously covered under our Cooperation Agreement with Swerea. Both of these actions were taken in connection with our continuing evaluation of our business model in an effort to both streamline our existing European operations, and to take strategic advantage of our existing relationship with Beijer Industri AB in promoting indirect binder jet technologies in Scandinavia. There were no penalties or other adverse effects associated with our termination of our Cooperation Agreement with Swerea. There were no significant effects on our results of operations or financial position associated with these actions.

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. As a result of these actions, during 2017, we recorded a charge of approximately $72 associated with involuntary employee terminations. This charge was split between cost of sales ($19) and selling, general and administrative expense ($53) in the accompany statement of consolidated operations and comprehensive loss. We currently estimate additional charges associated with involuntary terminations (approximately less than $100), other exit costs (approximately less than $50) and asset impairments (approximately $200 to $300) in 2018 associated with this plan. At December 31, 2017, amounts associated with involuntary employee terminations had not been settled by us. Such amounts are expected to be settled by us during 2018.

The consolidation of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility is not expected to have a significant impact on our revenues in future periods. We expect annualized cost savings related to this consolidation of approximately $875, with approximately $600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $275 in the form of reduced depreciation expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $625 and selling, general and administrative expenses by approximately $250. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

Backlog

At December 31, 2017, our backlog was approximately $21,300 of which approximately $18,300 is expected to be fulfilled during the next twelve months. At December 31, 2016, our backlog was approximately $19,700.

Impairment

During the quarter ended December 31, 2017, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

For purposes of testing long-lived assets for recoverability, we operate as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held and used, we determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. We proceeded to determine the fair value of our long-lived assets held and used, principally through use of the market approach. Our use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value and, as such, no impairment loss was recorded.

A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used, resulting in a material adverse effect on our financial position and results of operations.

During the quarter ended September 30, 2015, as a result of the significant decline in our market capitalization and continued operating losses and cash flow deficiencies, we identified a triggering event requiring both a test for the recoverability of long-lived assets held and used at the asset group level and a test for impairment of goodwill at the reporting unit level.  Assessing the recoverability of long-lived assets held and used and goodwill requires significant judgments and estimates by management.

In assessing the recoverability of long-lived assets held and used, we determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. We proceeded to determine the fair value of our long-lived assets held and used, principally through use of the market approach.  Our use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value and as such no impairment loss was recorded.

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

3D printed and other products, materials and services. 3D printed and other products, materials and services consist of sales of products printed in our global PSC and EAC network or manufactured through our specialty machining operations (through April 2017) or castings, consumable materials and replacement parts for the network of 3D printing machines installed by our global customer base and services for maintenance and certain research and development activities. Our PSCs and EACs utilize our 3D printing machine technology to print products to the specifications of customers. In addition, our PSCs and EACs also provide support and services such as pre-production collaboration prior to printing products for a customer. Sales of consumable materials, replacement parts and service maintenance contracts are linked to the aftermarket opportunities from our growing network of 3D printing machines installed by our global customer base. Research and development arrangements are a function of customer-specific needs in applying our additive manufacturing technologies.

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

Interest Expense. Interest expense consists of the interest cost associated with outstanding long-term debt and capital lease arrangements.

Provision (Benefit) for Income Taxes. We are taxed as a corporation for United States federal, state, local and foreign income tax purposes. Current statutory tax rates in the jurisdictions in which we operate, the United States, Germany, Italy, Sweden (effective in July 2015 through December 2017) and Japan, are approximately 34.0%, 28.4%, 24.0%, 22.0% and 30.9%, respectively.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the corporate income tax rate from 34% to 21% and generally modifies certain United States income tax deductions and the United States taxation of certain foreign earnings, among other changes.

Results of Operations

Net Loss

Net loss for 2017 was $20,017, or $1.25 per basic and diluted share, compared with a net loss of $14,598, or $0.92 per basic and diluted share, for 2016. The increase in our net loss was principally due to a net decrease in our gross profit (as a percentage of sales) along with increases in research and development and selling, general and administrative expenses (all changes further described below).

Net loss for 2016 was $14,598, or $0.92 per basic and diluted share, compared with a net loss of $25,865, or $1.79 per basic and diluted share, for 2015. The decrease in our net loss was due to an increase in our revenues and gross profit principally based on an increase in volumes and favorable mix of sales of 3D printing machines, coupled with the elimination of certain production inefficiencies experienced during 2015 as a result of our global facilities transition and expansion activities and European enterprise resource planning (“ERP”) system deployment (effective January 1, 2015). Net operating expenses decreased for 2016 as compared to 2015 as a result of lower selling, general and administrative spending offset by increased research and development spending (see further discussion below) and the absence of a goodwill impairment charge recorded during 2015.

Revenue

The following table summarizes revenue by product group for each of the years ended December 31:

	2017		2016		2015
3D printing machines
3D printing machines ̶ third parties	$29,980	51.9%	$20,977	43.9%	$14,100	34.9%
3D printing machines ̶ related parties	—	0.0%	—	0.0%	1,364	3.4%
	29,980	51.9%	20,977	43.9%	15,464	38.3%
3D printed and other products, materials and services
3D printed and other products, materials and services ̶ third parties	27,731	48.0%	26,736	55.9%	24,818	61.5%
3D printed and other products, materials and services ̶ related parties	33	0.1%	75	0.2%	71	0.2%
	27,764	48.1%	26,811	56.1%	24,889	61.7%
	$57,744	100.0%	$47,788	100.0%	$40,353	100.0%

Revenue for 2017 was $57,744 compared with revenue of $47,788 for 2016, an increase of $9,956, or 20.8%. The increase in revenue was as a result of increases in revenue attributable to both of our product groups (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted primarily from an increase in volume of 3D printing machines sold (41 3D printing machines sold during 2017, as compared to 33 3D printing machines sold during 2016) and a favorable mix of 3D printing machines sold (as we sold 23 indirect printers during 2017, as compared to 18 indirect printers during 2016, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in revenues from our direct PSC printing operations as a result of increased customer acceptance of our binder jet technologies and an increase in aftermarket revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines. These increases in revenues from 3D printed and other products, materials and services were offset by decreases in product sales associated with our indirect PSC and EAC printing operations and revenues associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $1,057) following the sale of certain assets associated with this operation in April 2017, and the absence of the sale of remaining inventories associated with our former laser micromachining 3D printing machine platform (approximately $475) during the quarter ended June 30, 2016.

Revenue for 2016 was $47,788 compared with revenue of $40,353 for 2015, an increase of $7,435, or 18.4%. The increase in revenue was as a result of increases to both of our product groups (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from both an increase in volume of 3D printing machines sold (33 3D printing machines sold during 2016 as compared to 26 3D printing machines sold during 2015) and a favorable mix of 3D printing machines sold (as we sold 18 indirect printers during 2016 as compared to 11 indirect printers during 2015, indirect printers generally bearing a higher average selling price than direct printers). The increase in revenues from 3D printed and other products, materials and services resulted from an increase in consumable materials revenues associated with an increased global installed base of our 3D printing machines, the sale of the remaining inventories associated with our former laser micromachining 3D printing machine platform (approximately $475) during the quarter ended June 30, 2016, and an increase in revenues derived from certain contractual research and development activities.

The following table summarizes 3D printing machines sold by type for each of the years ending December 31 (please refer to Part I Item 1, “Our Machines and Machine Platforms” of this Annual Report on Form 10-K for a description of 3D printing machines by type):

	2017	2016	2015
3D printing machine units sold:
Exerial	5	—	—
S-Max+	1	1	1
S-Max	15	12	7
S-Print	2	3	2
S-15	—	2	1
M-Print*	1	—	1
M-Flex	7	5	3
Innovent*	10	9	10
X1-Lab	—	1	1
	41	33	26

*

During 2015, one M-Print unit and two Innovent units were sold to related parties. There were no sales of 3D printing machines to related parties during 2017 or 2016. Refer to Note 20 to the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

Cost of Sales and Gross Profit

Cost of sales for 2017 was $43,362 compared with cost of sales of $33,626 for 2016, an increase of $9,736, or 29.0%. The increase in cost of sales was primarily due to an increase in our variable cost of sales associated with our increase in revenues. In addition, we recognized a net charge associated with slow-moving, obsolete and lower of cost or net realizable value inventories of approximately $2,056 during 2017, compared to a net recovery of approximately $5 during 2016. The net charge recorded during 2017 was primarily attributable to certain raw material and component inventories (principally machine frames and other fabricated components) of approximately $1,460 recorded during the quarter ended June 30, 2017 associated with our Exerial 3D printing machine platform based on decisions made by us during the period related to certain design changes to the underlying platform (rendering certain elements of the previous design obsolete). The net recovery recorded during 2016 principally relates to the sale of certain inventories associated with our former laser micromachining 3D printing machine platform (approximately $507) during the quarter ended June 30, 2016, offset by a charge of approximately $280 during the quarter ended December 31, 2016, associated with certain raw materials and components and work in process inventories for which cost was determined to exceed net realizable value. During 2017, we incurred costs of approximately $747 (approximately $142 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our plan to exit our non-core specialty machining operations in Chesterfield, Michigan. These costs were offset by net gains on disposal of property and equipment (approximately $291) primarily related to our sale of certain property and equipment (principally land and building) associated with our consolidation and exit of our North Las Vegas, Nevada PSC, as compared to net losses on disposal of property and equipment during 2016 (approximately $169 primarily related to our sale and abandonment of certain property and equipment associated with our consolidation and exit of our Auburn, Washington PSC and the sale of certain machinery and equipment associated with our former specialty machining operations in Chesterfield, Michigan.

Gross profit for 2017 was $14,382 compared with gross profit of $14,162 for 2016. Gross profit percentage was 24.9% for 2017 compared with gross profit percentage of 29.6% for 2016. The increase in gross profit was the result of the increase in revenues net of the increase in cost of sales as further described above. This includes our recognition of five Exerial 3D printing machines during 2017 (associated revenues of approximately $4,946), which generated lower profitability on a comparable basis to other 3D printing machine sales, such lower profitability being generally consistent with our experience related to new product or technology releases.

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

Gross profit for 2016 was $14,162 compared with gross profit of $8,343 for 2015. Gross profit percentage was 29.6% for 2016 compared with gross profit percentage of 20.7% for 2015. The increase in gross profit was the result of the increase in revenues offset by the increase in cost of sales as further cited above.

Research and Development

Research and development expenses for 2017 were $9,909 compared with research and development expenses of $7,814 for 2016, an increase of $2,095, or 26.8%. The increase in research and development expenses was primarily due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $474, consulting and professional fees associated with certain machine development and other organizational development activities of approximately $1,231 and material costs of approximately $212 (primarily associated with fine powder direct printing development activities).

We expect to increase our investment in research and development by approximately $6,000 to $8,000 during 2018 (as compared to 2017) in an effort to accelerate the development of our fine powder printing capabilities for direct printing, our large format direct and indirect 3D printing machines and our materials development activities for direct and indirect printing, among other initiatives.

Research and development expenses for 2016 were $7,814 compared with research and development expenses of $7,279 for 2015, an increase of $535, or 7.3%. The increase in research and development expenses was primarily due to an increase in costs associated with machine development activities, principally an increase in material costs of approximately $704 (primarily associated with sodium silicate and cold-hardening phenolic 3D printing machine and materials development).

Selling, General and Administrative

Selling, general and administrative expenses for 2017 were $24,155 compared with selling, general and administrative expenses of $20,722 for 2016, an increase of $3,433, or 16.6%. The increase in selling, general and administrative expenses was principally due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $1,564 associated with our investment in our commercial leadership team and executive separation costs, consulting and professional fees of approximately $654 (principally executive consulting, legal, including costs associated with our intellectual property, and other administrative arrangements), lower net recoveries for bad debts from customers (net recoveries of approximately $64 during 2017, compared to net recoveries of approximately $327 during 2016), an impairment of intangible assets of approximately $269 during the quarter ended March 31, 2017, in connection with our plan to exit our non-core specialty machining operations at our Chesterfield, Michigan facility, and an increase in selling costs of approximately $406 (promotional expenses, trade show activities and sales commissions on 3D printing machine sales).

Selling, general and administrative expenses for 2016 were $20,722 compared with selling, general and administrative expenses of $22,576 for 2015, a decrease of $1,854 or 8.2%. The decrease in selling, general and administrative expenses was principally due to a reduction in consulting and professional fees of approximately $1,202 (including costs associated with the deployment of our European ERP system during 2015), travel expenses of approximately $251 and selling expenses of approximately $354 (including the absence of costs associated with the GIFA International Foundry Trade Fair in June 2015), all of which was offset by the reversal of approximately $193 in remaining contingent consideration associated with our acquisition of Machin-A-Mation during the quarter ended June 30, 2015, which did not recur in 2016.

Interest Expense

Interest expense for 2017 was $94 compared with interest expense of $298 for 2016, a decrease of $204, or 68.5%. The decrease in interest expense was principally due to the effect of the termination of the revolving credit facility with a related party during the quarter ended March 31, 2016, which resulted in an acceleration of amortization of debt issuance costs of approximately $204.

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

Other Expense (Income) — Net

Other expense (income) — net for 2017 was $203 compared with other expense (income) — net of ($141) for 2016 and other expense (income) — net of ($45) for 2015. Amounts for all periods consist principally of net currency exchange gains on certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future and interest income on cash and cash equivalent balances.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for 2017, 2016 and 2015 was $38, $67 and ($173), respectively. The effective tax rate for 2017, 2016 and 2015 was 0.2% (provision on a loss), 0.5% (provision on a loss) and 0.7% (benefit on a loss), respectively. For 2017, 2016 and 2015, the effective tax rate differed from the United States federal statutory rate of 34.0% primarily due to net changes in valuation allowances for the respective periods.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of approximately $20,017, $14,598 and $25,865 for 2017, 2016 and 2015, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings of our common stock, we received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At December 31, 2017, we had approximately $21,848 in unrestricted cash and cash equivalents. In addition, on March 12, 2018, we entered into a three-year, $15,000 revolving credit facility with a related party (see further discussion below).

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

LBM Holdings LLC Revolving Credit Agreement

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement with LBM Holdings LLC (“LBM”), a related party, on a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement includes a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% at inception). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. The total estimated value of collateral was in significant excess of the maximum capacity of the LBM Credit Agreement at inception.

The LBM Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The LBM Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The LBM Credit Agreement does not contain any financial covenants. The LBM Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

LBM was determined to be a related party based on common control by our Executive Chairman. Accordingly, we do not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by a sub-committee of independent members of our Board of Directors (which included each of the members of the Audit Committee of the Board of Directors). At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow will be available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

Cash Flows

The following table summarizes the significant components of cash flows for each of the years ended December 31 and our ending cash, cash equivalents, and restricted cash balances:

	2017	2016	2015
Net cash used for operating activities	$(9,673)	$(2,652)	$(10,722)
Net cash provided by (used for) investing activities	2,719	(1,272)	(4,748)
Net cash (used for) provided by financing activities	(68)	12,822	(670)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,045	(415)	(390)
Net change in cash, cash equivalents, and restricted cash	$(5,977)	$8,483	$(16,530)

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$21,848	$27,825
Restricted cash included in prepaid expenses and other current assets	330	330
Total cash, cash equivalents, and restricted cash shown in the statement of consolidated cash flows	$22,178	$28,155

Operating Activities

Net cash used for operating activities for 2017 was $9,673 compared with net cash used for operating activities of $2,652 for 2016. The change of $7,021 was due to an increase in our net loss (further described above) combined with a net decrease in net cash inflows from changes in assets and liabilities, including decreases in cash inflows from customers (principally due to the implementation of more favorable liquidity terms with customers during 2016 and the timing of certain 3D printing machine sale transactions) and cash outflows for inventories (based on our operating plans for delivery of 3D printing machines to customers). These changes were partially offset by a reduction in cash outflows to vendors (based on the terms and timing of payment).

Net cash used for operating activities for 2016 was $2,652 compared with $10,722 for 2015. The change of $8,070 was due to a reduction in our net loss (further described above) combined with a net increase in net cash inflows from changes in assets and liabilities, including net inflows associated with inventories (versus a net outflow in 2015) based on improved management of inventory levels in 2016 as compared to 2015 in meeting our operating plans. This net increase was partially offset by net decreases in cash inflows associated with deferred revenue and customer prepayments (as we saw stabilization in our commercial terms with customers) and other working capital items mostly due to the timing of payments from customers and to vendors, respectively.

Investing Activities

Net cash provided by investing activities for 2017 was $2,719 compared with net cash used for investing activities of $1,272 for 2016 and net cash used for investing activities of $4,748 for 2015.

Net cash provided by investing activities for 2017 included cash inflows of approximately $3,706 in proceeds from the sale of property and equipment, mostly attributable to our sale of assets associated with our non-core specialty machining operation in Chesterfield, Michigan and our PSC in North Las Vegas, Nevada during the quarter ended June 30, 2017. Remaining activity for all periods included cash outflows for capital expenditures consistent with our operating plans. Capital expenditures for 2015 included certain facility expansions spending which did not recur in 2017 or 2016.

We expect our 2018 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $1,000 to $1,500).

Financing Activities

Net cash used for financing activities for 2017 was $68 compared with net cash provided by financing activities of $12,822 for 2016 and net cash used for financing activities of $670 for 2015.

Uses of cash for 2017 included principal payments on outstanding debt and capital leases. Uses of cash for 2017 were offset by cash proceeds received by us as a result of employee stock option exercises during 2017.

Sources of cash for 2016, included net proceeds from the issuance of common stock of approximately $12,447 in connection with our registered direct offering to a related party in January 2016 and approximately $595 in connection with sales of our common stock under our ATM. Uses of cash for 2016 included principal payments on outstanding debt and capital leases.

Uses of cash for 2015 included principal payments on outstanding debt and capital and financing leases and deferred financing costs associated with our revolving credit facility with a related party (which was terminated in January 2016).

At December 31, 2017, we identified that we were not in compliance with the annual cash flow-to-debt service ratio covenant associated with our building note payable (outstanding indebtedness of approximately $1,675 at December 31, 2017). We requested and were granted a waiver related to compliance with this annual covenant at December 31, 2017 and through December 31, 2018. Related to our 2017 non-compliance, there were no cross default provisions or related impacts on other lending or financing agreements.

Contractual Obligations

We are required to make future payments under various contracts, including operating lease agreements, unconditional purchase arrangements, long-term debt agreements and capital lease agreements.

At December 31, 2017, a summary of our outstanding contractual obligations is as follows:

	Total	2018	2019-2020	2021-2022	Thereafter
Operating activities:
Operating leases	$502	$303	$180	$12	$7
Purchase obligations	6,091	3,625	2,466	—	—
Financing activities:
Long-term debt	1,675	142	306	340	887
Capital leases	51	15	18	17	1
Interest	456	85	146	112	113
Total	$8,775	$4,170	$3,116	$481	$1,008

Operating Leases

Operating leases consist of various lease agreements of manufacturing and office facilities, machinery and other equipment and vehicles, expiring in various years through 2026.

Purchase Obligations

Purchase obligations consist of unconditional commitments to purchase certain 3D printing machine components to support our operations.

Long-Term Debt

Long-term debt consists of the current and noncurrent portion of a note payable used to finance the acquisition of a building in the United States. Maturity of this debt instrument extends to 2027.

Capital Leases

Capital leases consist of certain lease agreements for equipment and vehicles, expiring in various years through 2023.

Interest

Interest related to long-term debt and capital leases is based on interest rates in effect at December 31, 2017, and is calculated on instruments with maturities that extend to 2027.

Off Balance Sheet Arrangements

In the course of our normal operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $1,224 (€1,021). Included in the total outstanding financial guarantees and letters of credit by us were approximately $939 (€783) with expiration dates ranging from January 2018 through June 2022 and approximately $285 (€238) which have no expiration date. At December 31, 2016, total outstanding guarantees and letters of credit issued by us were approximately $400 (€380).

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 56.7%, 54.0% and 50.9% of our consolidated revenue was derived from transactions outside the United States for 2017, 2016 and 2015, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen. A hypothetical change in foreign exchange rates of +/- 10.0% for 2017 would result in an increase (decrease) in revenue of approximately $3,300. These subsidiaries incur nearly all of their expenses (other than intercompany expenses) in their local functional currencies.

At December 31, 2017, we held approximately $22,178 in cash, cash equivalents, and restricted cash, of which approximately $14,436 was held by certain of our subsidiaries in United States dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of The ExOne Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The ExOne Company and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related statements of consolidated operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania

March 15, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

of The ExOne Company and Subsidiaries

We have audited the accompanying statements of consolidated operations and comprehensive loss, changes in stockholders’ equity, and cash flows of The ExOne Company and Subsidiaries (the “Company”) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The ExOne Company and Subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 22, 2016

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2017	2016	2015
Revenue
Revenue ̶ third parties	$57,711	$47,713	$38,918
Revenue ̶ related parties	33	75	1,435
	57,744	47,788	40,353
Cost of sales	43,362	33,626	32,010
Gross profit	14,382	14,162	8,343
Operating expenses
Research and development	9,909	7,814	7,279
Selling, general and administrative	24,155	20,722	22,576
Goodwill impairment	—	—	4,419
	34,064	28,536	34,274
Loss from operations	(19,682)	(14,374)	(25,931)
Other expense
Interest expense	94	298	152
Other expense (income) ̶ net	203	(141)	(45)
	297	157	107
Loss before income taxes	(19,979)	(14,531)	(26,038)
Provision (benefit) for income taxes	38	67	(173)
Net loss	$(20,017)	$(14,598)	$(25,865)

Net loss per common share:
Basic	$(1.25)	$(0.92)	$(1.79)
Diluted	$(1.25)	$(0.92)	$(1.79)
Comprehensive loss:
Net loss	$(20,017)	$(14,598)	$(25,865)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,251	(1,200)	(5,332)
Comprehensive loss	$(14,766)	$(15,798)	$(31,197)

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,848	$27,825
Restricted cash	330	330
Accounts receivable ̶ net	8,647	6,447
Inventories ̶ net	15,430	15,838
Prepaid expenses and other current assets	1,710	1,159
Total current assets	47,965	51,599
Property and equipment ̶ net	46,797	51,134
Intangible assets ̶ net	62	668
Other noncurrent assets	736	777
Total assets	$95,560	$104,178
Liabilities
Current liabilities:
Current portion of long-term debt	$137	$132
Current portion of capital leases	15	72
Accounts payable	4,291	2,036
Accrued expenses and other current liabilities	6,081	5,124
Deferred revenue and customer prepayments	8,282	7,371
Total current liabilities	18,806	14,735
Long-term debt ̶ net of current portion	1,508	1,644
Capital leases ̶ net of current portion	36	10
Other noncurrent liabilities	1	9
Total liabilities	20,351	16,398
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,124,617 (2017) and 16,017,115 (2016) shares issued and outstanding	161	160
Additional paid-in capital	173,718	171,116
Accumulated deficit	(89,186)	(68,761)
Accumulated other comprehensive loss	(9,484)	(14,735)
Total stockholders' equity	75,209	87,780
Total liabilities and stockholders' equity	$95,560	$104,178

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2017	2016	2015
Operating activities
Net loss	$(20,017)	$(14,598)	$(25,865)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	6,278	5,659	5,227
Equity-based compensation	2,456	1,463	1,725
Amortization of debt issuance costs	6	210	18
Deferred income taxes	1	(29)	(268)
Recoveries for bad debts ̶ net	(64)	(327)	(254)
Provision (recoveries) for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	2,056	(5)	553
(Gain) loss from disposal of property and equipment ̶ net	(325)	186	87
Changes in fair value of contingent consideration	—	—	(193)
Goodwill impairment	—	—	4,419
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(1,733)	3,316	4,567
Decrease (increase) in inventories	357	2,502	(8,574)
(Increase) decrease in prepaid expenses and other assets	(856)	1,024	685
Increase (decrease) in accounts payable	2,017	(1,281)	1,654
Increase (decrease) in accrued expenses and other liabilities	445	(1,211)	(823)
(Decrease) increase in deferred revenue and customer prepayments	(294)	439	6,320
Net cash used for operating activities	(9,673)	(2,652)	(10,722)
Investing activities
Capital expenditures	(987)	(1,347)	(4,938)
Proceeds from sale of property and equipment	3,706	75	190
Net cash provided by (used for) investing activities	2,719	(1,272)	(4,748)
Financing activities
Net proceeds from issuance of common stock ̶ registered direct offering to a related party	—	12,447	—
Net proceeds from issuance of common stock ̶ at the market offerings	—	595	—
Payments on long-term debt	(137)	(138)	(132)
Payments on capital and financing leases	(78)	(82)	(323)
Proceeds from exercise of employee stock options	147	—	—
Deferred financing costs	—	—	(215)
Net cash (used for) provided by financing activities	(68)	12,822	(670)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,045	(415)	(390)
Net change in cash, cash equivalents, and restricted cash	(5,977)	8,483	(16,530)
Cash, cash equivalents, and restricted cash at beginning of period	28,155	19,672	36,202
Cash, cash equivalents, and restricted cash at end of period	$22,178	$28,155	$19,672

Supplemental disclosure of cash flow information
Cash paid for interest	$87	$88	$122
Cash paid for income taxes	$5	$—	$—

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,868	$2,829	$4,749
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$3,042	$1,737	$956
Property and equipment included in accounts payable	$64	$117	$—
Property and equipment included in accrued expenses and other current liabilities	$108	$—	$—
Property and equipment acquired through financing arrangements	$48	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ Equity

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2014	14,417	$144	$154,902	$(28,298)	$(8,203)	$118,545
Net loss	—	—	—	(25,865)	—	(25,865)
Other comprehensive loss	—	—	—	—	(5,332)	(5,332)
Equity-based compensation	—	—	1,725	—	—	1,725
Common stock issued from equity incentive plan	30	—	—	—	—	—
Balance at December 31, 2015	14,447	144	156,627	(54,163)	(13,535)	89,073
Registered direct offering of common stock to a related party, net of issuance costs	1,424	15	12,432	—	—	12,447
At the market offerings of common stock, net of issuance costs	92	1	594	—	—	595
Net loss	—	—	—	(14,598)	—	(14,598)
Other comprehensive loss	—	—	—	—	(1,200)	(1,200)
Equity-based compensation	—	—	1,463	—	—	1,463
Common stock issued from equity incentive plan	54	—	—	—	—	—
Balance at December 31, 2016	16,017	160	171,116	(68,761)	(14,735)	87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(20,017)	—	(20,017)
Other comprehensive income	—	—	—	—	5,251	5,251
Equity-based compensation	—	1	2,455	—	—	2,456
Common stock issued from equity incentive plan	108	—	147	—	—	147
Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Consolidated Financial Statements

(dollars in thousands, except per-share, share and unit amounts)

Note 1. Summary of Significant Accounting Policies

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); ExOne KK (Japan); ExOne Italy S.r.l (Italy); effective in March 2014 and through September 2016, MWT — Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany); and effective in July 2015 and through December 2017, ExOne Sweden AB (Sweden). Collectively, the consolidated group is referred to as the “Company”.

On September 15, 2016, the Company completed a transaction merging its MWT—Gesellschaft für Industrielle Mikrowellentechnik mbH (Germany) subsidiary with and into its ExOne GmbH (Germany) subsidiary. The purpose of this transaction was to further simplify the Company’s legal structure. There were no significant accounting or tax related impacts associated with the merger of these wholly-owned subsidiaries.

On December 31, 2017, the Company completed a dissolution of its ExOne Sweden AB (Sweden) subsidiary. The purpose of this dissolution was to further simplify the Company’s legal structure. There were no significant accounting or tax related impacts associated with the dissolution of this subsidiary.

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

Certain amounts relating to restricted cash ($330) and intangible assets – net ($668) in the accompanying consolidated balance sheet at December 31, 2016, have been reclassified from prepaid expenses and other current assets and other noncurrent assets, respectively, to conform to current period presentation. Certain amounts relating to provision (recoveries) for slow-moving, obsolete and lower of cost or net realizable value inventories – net, for 2016 ($5) and 2015 ($553) in the accompanying statement of consolidated cash flows have been reclassified from decrease (increase) in inventories, to conform to current period presentation.

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

Foreign currency assets and liabilities are translated into their United States dollar equivalents based upon year end exchange rates, and are included in stockholders’ equity as a component of other comprehensive income (loss). Revenues and expenses are translated at average exchange rates. Transaction gains and losses that arise from exchange rate fluctuations are charged to operations as incurred, except for gains and losses associated with certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated in the foreseeable future, which are included in other comprehensive income (loss) in the accompanying statement of consolidated operations and comprehensive loss.

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 56.7%, 54.0% and 50.9% of the consolidated revenue of the Company was derived from transactions outside the United States for 2017, 2016 and 2015, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen.

Revenue Recognition

The Company derives revenue from the sale of 3D printing machines and 3D printed and other products, materials and services. Revenue is recognized by the Company when persuasive evidence of an arrangement exists, delivery has occurred (generally when title and risk and rewards of ownership have transferred to the customer) or services have been rendered, selling price is fixed or determinable and collectability is reasonably assured.

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

Certain of the Company’s arrangements for 3D printing machines contain acceptance provisions for which the Company must determine whether it can objectively demonstrate that either company-specific or customer-specific criteria identified in such provisions have been met prior to recognizing revenue on the transaction. To the extent that the Company is able to effectively demonstrate that specific criteria are met, revenue is recognized at the time of delivery, otherwise revenue is deferred until formal acceptance is provided from the customer.

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

Shipping and handling costs billed to customers are included in revenue in the accompanying statement of consolidated operations and comprehensive loss. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying statement of consolidated operations and comprehensive loss.

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

The Company has entered into certain contracts for the sale of its products and services with the federal government under fixed-fee, cost reimbursable and time and materials arrangements. With respect to cost reimbursable arrangements with the federal government, the Company generally bills for products and services in accordance with provisional rates as determined by the Company. To the extent that provisional rates billed under these contracts differ from actual experience, a billing adjustment (through revenue) is made in the period in which the difference is identified (generally upon completion of its annual Incurred Cost Submission filing as required by the federal government). For 2017, 2016 and 2015, revenues and any adjustments related to these contracts were not significant.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2017 and 2016, the allowance for doubtful accounts was approximately $1,193 and $1,566, respectively. During 2017, 2016 and 2015 the Company recorded net recoveries for bad debts of approximately $64, $327 and $254, respectively, as reversals of previously recorded allowances (based on collections of the related accounts receivable) exceeded provisions recorded.

Inventories

The Company values all of its inventories at the lower of cost, as determined on the first-in, first-out method or net realizable value. Overhead is allocated to work in process and finished goods based upon normal capacity of the Company’s production facilities. Fixed overhead associated with production facilities that are being operated below normal capacity are recognized as a period expense rather than being capitalized as a product cost. An allowance for slow-moving and obsolete inventories is provided based on historical consumption experience, anticipated product demand and product design changes. These provisions reduce the cost basis of the respective inventories and are recorded as a charge to cost of sales.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the estimated or contractual lives of the related leases. Gains or losses from the sale of assets are recognized upon disposal or retirement of the related assets. Repairs and maintenance are charged to expense as incurred.

The Company evaluates long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value. The determination of what constitutes an asset group, the associated undiscounted net cash flows, the fair value of assets (asset group) and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss related to held and used assets was recorded by the Company during 2017, 2016 or 2015.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill is not amortized; instead, it is reviewed for impairment annually or more frequently if indicators of impairment exist (a triggering event) or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, including a significant decline in an entity’s market capitalization, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment (an operating segment component). Based on an evaluation of its operational management and reporting structure, the Company has determined that it operates as a single operating segment, operating segment component and reporting unit.

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

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium and low weighting.

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

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the date of acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs. Changes in the fair value of contingent consideration obligations can result from adjustments to forecast revenues, profitability or a combination thereto or discount rates. These fair value measurements represent Level 3 measurements, as they are based on significant unobservable inputs.

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

The Company’s foreign subsidiaries are taxed as corporations under the taxing regulations of those respective countries. As a result, the accompanying statement of consolidated operations and comprehensive loss includes a provision (benefit) for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries.

The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities based upon the technical merits of the position. The income tax benefits recognized in the consolidated financial statements from such positions are then measured based upon the largest amount that has a greater than 50% likelihood of being realized upon settlement. Income tax benefits that do not meet the more likely than not criteria are recognized when effectively settled, which generally means that the statute of limitations has expired or that the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision (benefit) for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related income tax benefits are recognized.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the corporate income tax rate from 34% to 21% and generally modifies certain United States income tax deductions and the United States taxation of certain foreign earnings, among other changes. The Company is required to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, the Company has re-measured its United States deferred tax assets and liabilities as well as its valuation allowance against its net United States deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118: Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the quarter ended December 31, 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final December 31, 2017 data and tax positions. At December 31, 2017, no provisional amounts have been recorded by the Company. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Taxes on Revenue Producing Transactions

Taxes assessed by governmental authorities on revenue producing transactions, including sales, excise, value added and use taxes, are recorded on a net basis (excluded from revenue) in the accompanying statement of consolidated operations and comprehensive loss.

Research and Development

The Company is involved in research and development of new methods and technologies relating to its products. Research and development expenses are charged to operations as they are incurred. The Company capitalizes the cost of certain materials, equipment and facilities that have alternative future uses in research and development projects or otherwise.

Advertising

Advertising costs are charged to expense as incurred, and were not significant for 2017, 2016 or 2015.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. During 2017, 2016 and 2015 the Company made discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. Discretionary matching contributions made by the Company during 2017, 2016 and 2015 were approximately $303, $264 and $365, respectively.

Equity-Based Compensation

The Company recognizes compensation expense for equity-based grants using the straight-line attribution method in which the expense is recognized ratably over the requisite service period based on the grant date fair value of the related award. Forfeitures of pre-vesting equity-based grants are recognized as they are incurred and result in an offset to equity-based compensation expense in the period of recognition. Fair value of equity-based awards is estimated on the date of grant using the Black-Scholes option pricing model.

Recently Adopted Accounting Guidance

On January 1, 2017, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This ASU modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group. Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this ASU. As a result, a cumulative-effect adjustment of approximately $408 has been recorded to accumulated deficit on January 1, 2017, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2016.

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

On December 31, 2016, the Company adopted FASB ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of accounting for equity-based compensation, including accounting for income taxes, accounting for pre-vesting forfeitures and certain classification and disclosure elements. In connection with the adoption of this ASU, the Company modified its policy for accounting for pre-vesting forfeitures from estimating an amount of equity-based grants expected to vest to recording the effect of pre-vesting forfeitures in the period in which they occur. The application of this policy change did not impact equity-based compensation expense recognized by the Company during 2016. Management has determined that the adoption of other elements of this ASU did not have an impact on the consolidated financial statements of the Company.

On December 31, 2016, the Company adopted FASB ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents line on the statement of cash flows with a corresponding reconciliation prepared to the statement of financial position for cash and cash equivalents and restricted cash balances. Transfers between restricted cash and restricted cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the statement of cash flows and material balances of restricted cash and restricted cash equivalents must disclose information regarding the nature of the restrictions. This ASU has been applied retrospectively to each of the periods presented in the accompanying statement of consolidated cash flows with a corresponding reconciliation prepared to amounts reflected in the accompanying consolidated balance sheet at December 31, 2016, for cash and cash equivalents and restricted cash balances. The retrospective adoption of this ASU has resulted in a decrease to cash used for investing activities in the accompanying statement of consolidated cash flows of approximately $330 for 2015 as compared to amounts previously reported by the Company in addition to the other presentation changes associated with this ASU.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. This ASU becomes effective for the Company on January 1, 2019. Early adoption is permitted. Management is currently evaluating the potential impact of this ASU on the consolidated financial statements of the Company.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company. The Company plans to utilize the modified retrospective method in connection with its future adoption of this ASU, as amended.

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

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016). Both Rockwell Forest Products, Inc. and S. Kent Rockwell were identified as related parties to the Company as S. Kent Rockwell served as Chairman and CEO of the Company and was the controlling stockholder of Rockwell Forest Products, Inc. at the time of the transaction. The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, a separate sub-committee of independent members of the Board of Directors of the Company approved the termination of the Company’s revolving credit facility with RHI Investments, LLC.  Following completion of the registered direct offering on January 13, 2016, the Company received gross proceeds of approximately $13,000. Unrestricted net proceeds to the Company from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553).

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying statement of consolidated operations and comprehensive loss, the Company has incurred net losses of approximately $20,017, $14,598 and $25,865 for 2017, 2016 and 2015, respectively. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At December 31, 2017, the Company had approximately $21,848 in unrestricted cash and cash equivalents. In addition, on March 12, 2018, the Company entered into a three-year, $15,000 revolving credit facility with a related party (Note 22).

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

For the years ended December 31,	2017	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(14,735)	$(13,535)	$(8,203)
Other comprehensive income (loss)	5,251	(1,200)	(5,332)
Balance at end of period	$(9,484)	$(14,735)	$(13,535)

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

Note 4. Loss Per Share

The Company presents basic and diluted loss per common share amounts. Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

As the Company incurred a net loss during 2017, 2016 and 2015, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (674,470 — 2017, 314,303 — 2016 and 210,970 — 2015) and unvested restricted stock issued (52,502 — 2017, 94,171 — 2016 and 77,670 — 2015), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

For the years ended December 31,	2017	2016	2015
Net loss	$(20,017)	$(14,598)	$(25,865)
Weighted average shares outstanding (basic and diluted)	16,062,424	15,934,935	14,427,956
Net loss per common share:
Basic	$(1.25)	$(0.92)	$(1.79)
Diluted	$(1.25)	$(0.92)	$(1.79)

Note 5. Restructuring

2017

In December 2017, the Company committed to a plan to consolidate certain of its three-dimensional (“3D”) printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. As a result of these actions, during 2017, the Company recorded a charge of approximately $72 associated with involuntary employee terminations. This charge was split between cost of sales ($19) and selling, general and administrative expense ($53) in the accompany statement of consolidated operations and comprehensive loss. The Company currently estimates additional charges associated with involuntary terminations (approximately less than $100), other exit costs (approximately less than $50) and asset impairments (approximately $200 to $300) in 2018 associated with this plan. At December 31, 2017, amounts associated with involuntary employee terminations had not been settled by the Company. Such amounts are expected to be settled by the Company during 2018.

In January 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its North Las Vegas, Nevada facility into its Troy, Michigan and Houston, Texas facilities and exit its non-core specialty machining operations in its Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of the Company’s sand printing technology in North America which has resulted in a refocus of the Company’s operational strategy.

As a result of these actions, during 2017, the Company recorded charges of approximately $1,016, including approximately $142 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying statement of consolidated operations and comprehensive loss. There are no additional charges expected to be incurred associated with this plan in future periods. The Company has settled all amounts associated with involuntary employee terminations and other exit costs.

Charges associated with asset impairments relate principally to the Company’s plan to exit its non-core specialty machining operations in its Chesterfield, Michigan facility. On April 21, 2017, the Company sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), the Company recorded an impairment loss during the quarter ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss), and a loss on disposal during the quarter ended June 30, 2017, of approximately $42 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss).

Separate from the transaction described above, on May 9, 2017, the Company sold to a third party certain property and equipment (principally land and building) associated with its North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), the Company recorded a gain on disposal (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss), of approximately $347. Additionally, the Company recorded an impairment loss during 2017 of approximately $8 associated with certain property and equipment which was abandoned in connection with the Company’s exit of its North Las Vegas, Nevada facility.

2016

In April 2016, the Company committed to a plan to consolidate certain of its 3D printing operations in its Auburn, Washington facility into its North Las Vegas, Nevada facility and reorganize certain of its corporate departments as part of its 2016 operating plan. As a result of these actions, during 2016, the Company incurred a net charge of approximately $170 including, $57 associated with involuntary employee terminations and $113 associated with the disposal of certain property and equipment related to the Auburn, Washington facility which was either sold or abandoned. This net charge was split between cost of sales ($129), research and development ($2) and selling, general and administrative expenses ($39) in the accompanying statement of consolidated operations and comprehensive loss. In addition to the net charge incurred by the Company in connection with this plan, the Company also has an operating lease commitment for the Auburn, Washington facility with a lease term through December 2018. At the time of closure of this facility, the Company was able to secure a firmly committed sublease arrangement with a third party which fully offsets its remaining contractual operating lease liability. There have been no additional charges recorded associated with this plan in subsequent periods. There are no additional charges expected to be incurred associated with this plan in future periods. The Company has settled all amounts associated with involuntary employee terminations.

Note 6. Impairment

During the quarter ended December 31, 2017, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

For purposes of testing long-lived assets for recoverability, the Company operates as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held and used, the Company determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. The Company proceeded to determine the fair value of its long-lived assets held and used, principally through use of the market approach. The Company’s use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value and, as such, no impairment loss was recorded.

A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used, resulting in a material adverse effect on the financial position and results of operations of the Company.

During the quarter ended September 30, 2015, as a result of the significant decline in the market capitalization of the Company and continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring both a test for the recoverability of long-lived assets held and used at the asset group level and a test for impairment of goodwill at the reporting unit level.  Assessing the recoverability of long-lived assets held and used and goodwill requires significant judgments and estimates by management.

In assessing the recoverability of long-lived assets held and used, the Company determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets.  The Company proceeded to determine the fair value of its long-lived assets held and used, principally through use of the market approach.  The Company’s use of the market approach included consideration of market transactions for comparable assets.  Management concluded that the fair value of long-lived assets held and used exceeded their carrying value and as such no impairment loss was recorded.

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

The following table details the changes in the carrying amount of goodwill:

For the years ended December 31,	2017	2016	2015
Balance at beginning of period	$—	$—	$4,665
Foreign currency translation adjustments	—	—	(246)
Impairment	—	—	(4,419)
Balance at end of period	$—	$—	$—

Note 7. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying consolidated balance sheet to the same such amounts shown in the accompanying statement of consolidated cash flows at December 31:

	2017	2016
Cash and cash equivalents	$21,848	$27,825
Restricted cash included in prepaid expenses and other current assets	330	330
Total cash, cash equivalents, and restricted cash shown in the statement of consolidated cash flows	$22,178	$28,155

The Company is required to maintain a cash collateral balance to offset certain short-term, unsecured lending commitments from a financial institution associated with the Company’s corporate credit card program.  This balance is considered legally restricted by the Company.

Note 8. Inventories

Inventories consist of the following at December 31:

	2017	2016
Raw materials and components	$7,171	$7,429
Work in process	4,630	5,166
Finished goods	3,629	3,243
	$15,430	$15,838

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

At December 31, 2017 and 2016, the allowance for slow-moving and obsolete inventories was approximately $3,437 and $1,517, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). Included in the allowance for slow-moving and obsolete inventories at December 31, 2017, is approximately $1,650 related to certain raw material and component inventories associated with the Company’s Exerial 3D printing machine platform (see further discussion below).

During the quarter ended June 30, 2017, the Company recorded a charge of approximately $1,460 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss attributable to certain raw material and component inventories (principally machine frames and other fabricated components) associated with the Company’s Exerial 3D printing machine platform based on decisions made by the Company during the period related to certain design changes to the underlying platform (rendering certain elements of the previous design obsolete).

During the quarter ended June 30, 2016, the Company recorded a credit of approximately $507 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss attributable to the reversal of a previously recorded reserve for certain inventories associated with the Company’s laser micromachining 3D printing machine platform which was discontinued at the end of 2014, based on the sale of such laser micromachining inventories during the period.

During 2017 and 2016, the Company recorded charges of approximately $271 and $280, respectively, to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain raw materials and components and work in process inventories for which cost was determined to exceed net realizable value. There were no such charges recorded by the Company during 2015.

Note 9. Property and Equipment

Property and equipment consist of the following at December 31:

	2017	2016	Economic Life (in years)
Land	$7,205	$6,902	N/A
Buildings and related improvements	27,785	27,913	5 - 40
Machinery and equipment	22,034	23,419	3 - 20
Other	6,772	5,876	3 - 20
	63,796	64,110
Less: Accumulated depreciation	(17,739)	(13,908)
	46,057	50,202
Construction-in-progress	740	932
Property and equipment - net	$46,797	$51,134

Machinery and equipment includes assets leased by the Company of approximately $85 and $365 at December 31, 2017 and 2016, respectively.

Machinery and equipment includes assets leased to customers (principally 3D printing machines and related equipment) under operating lease arrangements of approximately $2,254 and $2,610 at December 31, 2017 and 2016, respectively. The carrying value of these assets was approximately $1,620 and $2,100 at December 31, 2017 and 2016, respectively.

Minimum future rentals of machinery and equipment under non-cancellable arrangements at December 31, 2017, are as follows:

2018	$768
2019	291
2020	79
2021	—
2022	—
Thereafter	—
$1,138

Depreciation expense was approximately $5,637, $5,241 and $4,809 for 2017, 2016 and 2015, respectively. Depreciation expense for 2017 includes approximately $598 in accelerated depreciation (impairment) associated with the Company’s consolidation of its 3D printing operations from its North Las Vegas, Nevada facility into its Troy, Michigan and Houston, Texas facilities and exit of its specialty machining operations in Chesterfield, Michigan (Note 5).

Note 10. Intangible Assets

Intangible assets, which are included in other noncurrent assets on the accompanying consolidated balance sheet, were as follows:

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,453	$(1,392)	$61
Trade names	31	(30)	1
	$1,484	$(1,422)	$62

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$1,276	$(904)	$372
Customer relationships	464	(188)	276
Trade names	52	(33)	19
Noncompetition agreement	15	(14)	1
	$1,807	$(1,139)	$668

Amortization expense related to the intangible assets was approximately $641, $418 and $418 for 2017, 2016 and 2015, respectively. Amortization expense related to the intangible assets for 2017 includes approximately $269 in accelerated amortization (impairment) associated with the Company’s exit of its specialty machining operations in Chesterfield, Michigan (Note 5). This exit (and subsequent sale of assets) also resulted in the disposition of customer relationship and trade name intangible assets associated with these operations. The noncompetition agreement associated with these operations expired prior to the exit in March 2017.

Future estimated amortization expense related to the intangible assets at December 31, 2017, is approximately as follows:

2018	$62
2019	—
2020	—
2021	—
2022	—
Thereafter	—
$62

Note 11. Long-Term Debt

Long-term debt consists of the following at December 31:

	2017			2016
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Building note payable	$1,675	$(30)	$1,645	$1,812	$(36)	$1,776
Less: amount due within one year	(142)	5	(137)	(138)	6	(132)
	$1,533	$(25)	$1,508	$1,674	$(30)	$1,644

Terms of the building note payable include monthly payments of approximately $18 including interest at 4.00% through May 2017, and subsequently, monthly payments of approximately $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of approximately $5,347 at December 31, 2017.

At December 31, 2017, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2017 and through December 31, 2018. Related to the 2017 non-compliance, there were no cross default provisions or related impacts on other lending or financing agreements.

Future maturities of long-term debt at December 31, 2017, are approximately as follows:

2018	$142
2019	149
2020	157
2021	166
2022	174
Thereafter	887
$1,675

Note 12. Leases

Capital

The Company leases certain equipment and vehicles under capital lease arrangements, expiring in various years through 2023.

Future maturities of capital leases at December 31, 2017, are approximately as follows:

2018	$15
2019	10
2020	8
2021	8
2022	9
Thereafter	1
$51

Operating

The Company leases various manufacturing and office facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2026.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2017, are approximately as follows:

2018	$303
2019	142
2020	38
2021	10
2022	2
Thereafter	7
$502

Rent expense under operating lease arrangements was approximately $358, $335 and $421 for 2017, 2016 and 2015, respectively.

Note 13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2017	2016
Accrued payroll and related costs	$2,044	$1,661
Product warranty reserves	1,300	1,115
Liability for uncertain tax positions	858	754
Accrued license fees	397	409
Accrued sales commissions	307	223
Accrued professional fees	223	119
Value-added taxes payable	28	224
Other	924	619
	$6,081	$5,124

Note 14. Product Warranty Reserves

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheet):

For the years ended December 31,	2017	2016	2015
Balance at beginning of period	$1,115	$1,308	$1,543
Provisions for new issuances	1,288	1,064	947
Payments	(701)	(867)	(546)
Reserve adjustments	(500)	(374)	(562)
Foreign currency translation adjustments	98	(16)	(74)
Balance at end of period	$1,300	$1,115	$1,308

Note 15. Contingencies and Commitments

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

On March 1, 2018, the Company’s ExOne GmbH subsidiary notified Voxeljet AG that it has materially breached a 2003 Patent and Know-How Transfer Agreement and asserted its rights to set-off damages as a result of the breaches against the annual license fee due by the Company under the agreement. At this time, the Company cannot reasonably estimate a contingency, if any, related to this matter.

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

Commitments

In the normal course of its operations, ExOne GmbH issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for approximately $1,500 (€1,300). In addition, ExOne GmbH may use the credit facility agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility agreement. There are no negative covenants associated with the credit facility agreement. The credit facility agreement has been guaranteed by the Company. At December 31, 2017 and 2016, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility agreement. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $1,128 (€941). Included in the total outstanding financial guarantees and letters of credit issued by ExOne GmbH are approximately $843 (€703) with expiration dates ranging from January 2018 through July 2018 and approximately $285 (€238) which have no expiration date. At December 31, 2016, total outstanding guarantees and letters of credit issued by ExOne GmbH under the credit facility agreement were approximately $400 (€380).

In addition to amounts issued by ExOne GmbH under the credit facility agreement, during 2017, ExOne GmbH entered into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit security agreement except that the German bank required cash collateral to be posted by ExOne GmbH in connection with any related issuance. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under these separate agreements were approximately $96 (€80) with an expiration date of June 2022. Related to this specific financial guarantee, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

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

The following table summarizes the total equity-based compensation expense recognized for awards issued under the Plan:

	2017	2016	2015
Equity-based compensation expense recognized:
Stock options	$1,503	$614	$807
Restricted stock	953	849	918
Total equity-based compensation expense before income taxes	2,456	1,463	1,725
Benefit for income taxes*	—	—	—
Total equity-based compensation expense net of income taxes	$2,456	$1,463	$1,725

*	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At December 31, 2017, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $848 for stock options and $285 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

During 2017, the fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 14, 2017	February 10, 2017
Weighted average fair value per stock option	$3.28 - $4.38	$5.46 - $5.75
Volatility	61.68% - 67.92%	62.89% - 63.75%
Average risk-free interest rate	1.40% - 1.82%	1.89% - 1.94%
Dividend yield	0.00%	0.00%
Expected term (years)	2.5 - 5.5	5.0 - 5.5

During 2016, the fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 19, 2016	August 12, 2016
Weighted average fair value per stock option	$7.97	$8.07
Volatility	66.24%	66.43%
Average risk-free interest rate	1.20%	1.18%
Dividend yield	0.00%	0.00%
Expected term (years)	5.5	6.0

During 2015, there were no stock options issued by the Company.

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

The activity for stock options was as follows:

For the year ended December 31, 2015	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	215,137	$17.35	$10.62
Stock options granted	—	$—	$—
Stock options exercised	—	$—	$—
Stock options forfeited	(3,334)	$16.31	$9.96
Stock options expired	(833)	$18.00	$11.03
Outstanding at end of period	210,970	$17.43	$10.67
Stock options exercisable at end of period	115,472	$17.61	$10.78
Stock options expected to vest at end of period	90,898	$17.09	$10.45

For the year ended December 31, 2016	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	210,970	$17.43	$10.67
Stock options granted	139,000	$13.72	$8.00
Stock options exercised	—	$—	$—
Stock options forfeited	(9,335)	$15.25	$9.27
Stock options expired	(26,332)	$17.74	$10.87
Outstanding at end of period	314,303	$15.62	$9.38
Stock options exercisable at end of period	194,471	$16.90	$10.26
Stock options expected to vest at end of period	119,832	$13.97	$8.22

For the year ended December 31, 2017	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,303	$15.62	$9.38
Stock options granted	389,000	$8.16	$3.89
Stock options exercised	(18,500)	$7.91	$3.40
Stock options forfeited	(1,167)	$15.74	$9.60
Stock options expired	(9,166)	$17.59	$10.77
Outstanding at end of period	674,470	$11.58	$6.41
Stock options exercisable at end of period	421,960	$12.95	$7.39
Stock options expected to vest at end of period	252,510	$9.28	$4.78

At December 31, 2017, intrinsic value associated with stock options exercisable was approximately $67. At December 31, 2017, intrinsic value associated with stock options expected to vest was approximately $93. The weighted average remaining contractual term of stock options exercisable and stock options expected to vest at December 31, 2017, was approximately 6.6 and 7.0 years, respectively. Stock options with an aggregate intrinsic value of approximately $218 were exercised by employees during 2017, resulting in proceeds to the Company from the exercise of stock options of approximately $147. The Company received no income tax benefit related to these exercises. There were no exercises during 2016 or 2015.

The activity for restricted stock was as follows:

For the year ended December 31, 2015	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	80,834	$22.78
Restricted stock granted	26,000	$13.23
Restricted stock vested	(29,164)	$22.82
Restricted stock forfeited	—	$—
Outstanding at end of period	77,670	$19.57
Restricted stock expected to vest at end of period	77,670	$19.57

For the year ended December 31, 2016	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	77,670	$19.57
Restricted stock granted	74,500	$11.78
Restricted stock vested	(54,331)	$18.06
Restricted stock forfeited	(3,668)	$19.46
Outstanding at end of period	94,171	$14.29
Restricted stock expected to vest at end of period	94,171	$14.29

For the year ended December 31, 2017	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	94,171	$14.29
Restricted stock granted	60,000	$9.01
Restricted stock vested	(89,002)	$12.67
Restricted stock forfeited	(12,667)	$13.95
Outstanding at end of period	52,502	$11.07
Restricted stock expected to vest at end of period	52,502	$11.07

Restricted stock vesting during 2017, 2016 and 2015 had a fair value of approximately $801, $536 and $356, respectively.

Note 17. Income Taxes

The components of loss before taxes were as follows:

	2017	2016	2015
United States	$(18,064)	$(15,585)	$(13,138)
Foreign	(1,915)	1,054	(12,900)
Loss before income taxes	$(19,979)	$(14,531)	$(26,038)

The provision (benefit) for income taxes consisted of the following:

	2017			2016			2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
United States	$—	$—	$—	$—	$—	$—	$—	$(20)	$(20)
Foreign	37	1	38	96	(29)	67	95	(248)	(153)
Provision (benefit) for income taxes	$37	$1	$38	$96	$(29)	$67	$95	$(268)	$(173)

The net benefit for deferred income taxes for 2016 and 2015 includes approximately $3 and $116, respectively, associated with net operating loss carryforwards.

A reconciliation of the provision (benefit) for income taxes at the United States statutory rate of 34.0% to the effective rate of the Company for the years ended December 31 is as follows:

	2017	2016	2015
United States statutory rate (34.0%)	$(6,793)	$(4,941)	$(8,853)
Effect of foreign disregarded entity	(199)	269	(2,599)
Effect of intercompany asset transfers	(182)	(756)	(53)
Taxes on foreign operations	35	(97)	648
Net change in valuation allowances	8,017	5,300	9,173
Indebtedness income not subject to income tax	(1,208)	—	—
Goodwill impairment	—	—	1,031
Permanent differences and other	368	292	480
Provision (benefit) for income taxes	$38	$67	$(173)
Effective tax rate	(0.2)%	(0.5)%	0.7%

The components of deferred income tax assets and liabilities consist of the following at December 31:

	2017	2016
Deferred tax assets
Accounts receivable	$311	$554
Inventories	1,024	705
Accrued expenses and other current liabilities	549	234
Net operating loss carryforwards	22,864	23,516
Tax credit carryforwards	676	676
Other	1,495	1,305
Valuation allowance	(25,690)	(25,177)
Total deferred tax assets	1,229	1,813
Deferred tax liabilities
Property and equipment	689	1,243
Other	541	570
Total deferred tax liabilities	1,230	1,813
Net deferred tax liabilities*	$1	$—

*	At December 31, 2017, net deferred tax liabilities were reflected in other noncurrent liabilities in the consolidated balance sheet.

The Tax Act reduces the federal statutory corporate tax rate from 34.0% to 21.0% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of its deferred tax assets and liabilities, and its related valuation allowance against net deferred tax assets, at December 31, 2017, from 34.0% to the new 21.0% tax rate. Refer to Note 1 for further discussion related to the impact of the Tax Act on the Company’s accounting for income taxes at December 31, 2017. On a gross basis, the Tax Act resulted in a reduction to the Company’s deferred tax assets, deferred tax liabilities and valuation allowance of approximately $8,130, $460 and $7,670, respectively.

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

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2017	2016
Balance at beginning of period	$25,177	$20,089
Net increases in allowances	8,017	5,300
Tax Act rate change adjustment	(7,670)	—
Foreign currency translation and other adjustments	166	(212)
Balance at end of period	$25,690	$25,177

As a result of the Tax Act, the Company’s accumulated foreign earnings are subject to a one-time deemed repatriation tax in the United States at a rate of either 8.0% or 15.5%. Due to the history of losses associated with the Company’s foreign subsidiaries, the Company does not expect to be liable for any tax associated with the deemed repatriation provisions of the Tax Act, nor has any such tax has been recorded at December 31, 2017.

At December 31, 2017, the Company had approximately $73,644 in net operating loss carryforwards, subject to certain limitations, which expire from 2033 to 2037, and $676 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2017, the Company had approximately $3,832 in net operating loss carryforwards which expire from 2018 through 2026, to offset the future taxable income of its Japanese subsidiary. At December 31, 2017, the Company had approximately $21,487 in net operating loss carryforwards, which do not expire, to offset the future taxable income of its collective German and Italian subsidiaries.

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At December 31, 2017 and 2016, the liability for uncertain tax positions was approximately $858 and $754, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. At December 31, 2017 and 2016, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $323 and $232, respectively, which was fully offset against net operating loss carryforwards. At December 31, 2017 and 2016, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $594 and $416, respectively, which were fully offset against net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31 was as follows:

	2017	2016	2015
Balance at beginning of period	$754	$781	$871
Increases related to current year tax positions	—	—	—
Foreign currency translation adjustments	104	(27)	(90)
Balance at end of period	$858	$754	$781

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying statement of consolidated operations and comprehensive loss.

The Company files income tax returns in the United States, Germany, Italy, Sweden and Japan. The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2017:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2013-2017
Germany	2010-2017
Italy	2014-2017
Sweden	2015-2017
Japan	2017

In July 2017, local taxing authorities in Japan completed their examination of the Company’s ExOne KK subsidiary for the years ended December 31, 2014 through December 31, 2016, resulting in an income tax obligation of approximately $5, which was reflected in the provision (benefit) for income taxes in the accompanying statement of consolidated operations and comprehensive loss. This amount has been settled by the Company with local taxing authorities in Japan.

At December 31, 2017, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities. The Company is unable to reasonably predict an outcome related to this examination, the result of which may be material in a future period to the financial position, results from operations and cash flows of the Company.

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

During the quarter ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the euro (the functional currency of the Company’s ExOne GmbH subsidiary) and British pound sterling (the currency basis for cash flows resulting from a commercial sales arrangement with a customer). The first of the two foreign exchange forward contracts was entered into and settled (in connection with cash received from the customer) during the quarter ended March 31, 2017, resulting in a realized gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts was settled on August 31, 2017, resulting in a realized gain on settlement of approximately $14 (€12). Neither of the contracts was designated as a hedging instrument and accordingly, realized and unrealized gains (losses) for all periods have been recorded to other (income) expense – net in the accompanying statement of consolidated operations and comprehensive loss. The Company has classified both contracts as Level 2 fair value measurements.

In connection with the Company’s acquisition of certain assets associated with its former specialty machining operations in Chesterfield, Michigan, during the quarter ended March 31, 2014, the Company issued contingent consideration subject to certain forecasts of future profitability (revenues and adjusted gross profit) of the associated operations for the years ended December 31, 2015 and 2014 (an unobservable input). The valuation technique utilized by the Company with respect to this instrument was a discounted cash flow model, principally based on the assumption of achievement of the profitability targets stipulated in the earn-out provision per the associated Asset Purchase Agreement. Expected payments were discounted using a market interest rate assumption. During 2015, the Company recorded net changes in the fair value of contingent consideration of approximately ($193), with a corresponding amount (a net benefit) recorded to selling, general and administrative expenses. Changes in contingent consideration recorded by the Company during 2015 were based on revisions of estimates of revenues and adjusted gross profit of the operations for 2015 and the impact of discounting future cash payments on the associated liabilities.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	December 31,		December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,848	$21,848	$27,825	$27,825
Restricted cash	$330	$330	$330	$330
Current portion of long-term debt*	$137	$142	$132	$138
Current portion of capital leases	$15	$15	$72	$72
Long-term debt - net of current portion*	$1,508	$1,533	$1,644	$1,674
Capital leases - net of current portion	$36	$36	$10	$10
*	Carrying values at December 31, 2017 and 2016 are net of unamortized debt issuance costs of approximately $30 and $36, respectively.

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

Note 19. Customer Concentrations

During 2017, 2016 and 2015, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. During 2017, 2016 and 2015 the Company’s five most significant customers represented approximately 20.5%, 17.1% and 19.0% of total revenue, respectively. At December 31, 2017 and 2016, accounts receivable from the Company’s five most significant customers were approximately $4,199 and $1,867, respectively.

Note 20. Related Party Transactions

Revenues

During 2017, 2016, and 2015 sales of products and/or services to related parties were approximately $33, $75 and $1,435, respectively. Included in sales of products and/or services to related parties during the respective years are the following transactions which required approval by the Audit Committee of the Board of Directors in accordance with Company policy:

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

In March 2015, the Company entered into a sale agreement for a 3D printing machine with a powdered metal company with proprietary powders determined to be a related party based on common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). Total consideration for the 3D printing machine (approximately $950) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2016 and 2015, the Company recorded revenue of approximately $37 and $913, respectively, based on the delivery of products and/or services. All of the proceeds associated with this transaction were received by the Company at December 31, 2015.

In December 2014, the Company entered into a separate sale agreement for a 3D printing machine with the same powdered metal company with proprietary powders described above. Total consideration for the 3D printing machine (approximately $1,000) was determined to represent a fair market value selling price (based on comparable 3D printing machine sales to third parties) and was approved prior to execution by the Audit Committee of the Board of Directors of the Company. During 2015, the Company recorded revenue of approximately $185 (the remaining $815 having been recognized by the Company during 2014), based on the delivery of products and/or services.  All of the proceeds associated with this transaction were received by the Company at December 31, 2015.

There were no amounts due from related parties at December 31, 2017. Amounts due from related parties at December 31, 2016 were approximately $1, and are reflected in accounts receivable – net, in the accompanying consolidated balance sheet.

Expenses

During 2017, 2016, and 2015, purchases of products and/or services from related parties were approximately $14, $28 and $77, respectively. Products and/or services purchased by the Company during 2017, 2016, and 2015 principally include certain website design services and leased office space from certain related parties under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016). Included in purchases of products and/or services from related parties during the respective years is the following transaction which required approval by the Audit Committee of the Board of Directors in accordance with Company policy:

In December 2014, the Company entered into a consulting arrangement with Hans J. Sack who was subsequently appointed to the Board of Directors of the Company on December 17, 2014. Total consideration under the consulting arrangement was approximately $75, of which approximately $50 was included in selling, general and administrative expenses in the accompanying statement of consolidated operations and comprehensive loss during 2015 based on the services rendered (the remaining amount having been recorded by the Company during 2014). This arrangement was approved by the Audit Committee of the Board of Directors of the Company in connection with the appointment of Hans J. Sack to the Board of Directors of the Company.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Executive Chairman of the Company (formerly the Chairman and CEO of the Company through August 19, 2016) for no consideration.  The Company estimates the fair market value of the benefits received during 2016 and 2015 were approximately $22 and $38, respectively. There were no such benefits received during 2017.

Amounts due to related parties at December 31, 2017 and 2016 were approximately $1 and $4, respectively, and are reflected in accounts payable in the accompanying consolidated balance sheet.

RHI Investments, LLC Revolving Credit Agreement

On October 23, 2015, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors, entered into a Credit Agreement with RHI Investments, LLC (“RHI”), a related party, on a $15,000 revolving credit facility (the “RHI Credit Agreement”) to assist the Company in its efforts to finance customer acquisition of its 3D printing machines and 3D printed and other products and services and provide additional funding for working capital and general corporate purposes. RHI was determined to be a related party based on common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). Prior to execution, the RHI Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The Company incurred approximately $215 in debt issuance costs associated with the RHI Credit Agreement.

On January 10, 2016, the Company delivered notice to RHI of its intent to terminate the RHI Credit Agreement in connection with the closing of a registered direct offering of common stock to an entity under common control by the former Chairman and CEO of the Company (the Executive Chairman of the Company effective August 19, 2016). There were no borrowings under the RHI Credit Agreement from its inception through the effective date of its termination, January 13, 2016. In connection with the termination, the Company settled its remaining accrued interest under the RHI Credit Agreement of approximately $5 relating to the commitment fee on the unused portion of the revolving credit facility (100 basis points, or 1.0% on the unused portion of the revolving credit facility). In addition, during the quarter ended March 31, 2016, the Company recorded approximately $204 to interest expense related to the accelerated amortization of debt issuance costs. During 2015, the Company recorded interest expense relating to the RHI Credit Agreement of approximately $39, of which approximately $28 was related to the commitment fee on the unused portion of the revolving credit facility and $11 was related to the amortization of debt issuance costs. Upon termination of the RHI Credit Agreement, all liens and guaranties in respect thereof were released.

Other

Refer to Note 2 for further discussion relating to two separate common equity offerings during the quarter ended March 31, 2016, certain elements of which qualify as related party transactions.

Refer to Note 22 for further discussion relating to a revolving credit facility with a related party entered into in March 2018.

Note 21. Segment, Product and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly-owned subsidiaries in the United States, Germany, Italy, Sweden (effective in July 2015 through December 2017) and Japan.

Revenue by product group for the year ended December 31 was as follows:

	2017	2016	2015
3D printing machines	$29,980	$20,977	$15,464
3D printed and other products, materials and services	27,764	26,811	24,889
	$57,744	$47,788	$40,353

Geographic information for revenue for the year ended December 31 was as follows (based on the country where the sale originated):

	2017	2016	2015
United States	$25,008	$21,992	$19,817
Germany	27,497	15,990	14,174
Japan	4,115	8,647	5,613
Italy	917	729	684
Sweden(a)	207	430	65
	$57,744	$47,788	$40,353

(a)

In March 2017, the Company terminated its Cooperation Agreement with Swerea SWECAST AB (“Swerea”), resulting in an exit of its PSC operations in Jönköping, Sweden, effective April 1, 2017. Also in March 2017, the Company agreed to an operating lease agreement with Beijer Industri AB, effective April 1, 2017, related to the 3D printing machine and related equipment located on the Swerea premises, previously covered under the Cooperation Agreement with Swerea. For 2017, revenues considered to be originated from Sweden are limited to the PSC operations which ceased on April 1, 2017. Revenues associated the operating lease agreement with Beijer Industri AB subsequent to April 1, 2017, are considered to be originated from Germany.

Geographic information for long-lived assets at December 31 was as follows (based on the physical location of assets):

	2017	2016
United States	$14,873	$19,691
Germany	25,748	25,068
Japan	4,996	4,996
Italy	796	939
Sweden(a)	273	303
United Kingdom(b)	111	137
	$46,797	$51,134

(a)

In March 2017, the Company terminated its Cooperation Agreement with Swerea SWECAST AB (“Swerea”), resulting in an exit of its PSC operations in Jönköping, Sweden, effective April 1, 2017. Also in March 2017, the Company agreed to an operating lease agreement with Beijer Industri AB, effective April 1, 2017, related to the 3D printing machine and related equipment located on the Swerea premises, previously covered under the Cooperation Agreement with Swerea. At December 31, 2017, long-lived assets represent the 3D printing machine and related equipment held by the Company under the operating lease agreement with Beijer Industri AB. At December 31, 2016, long-lived assets represent the 3D printing machine and related equipment associated with the former PSC operations.

(b)	Represents a 3D printing machine and related equipment held by the Company under an operating lease agreement with a customer.

Note 22. Subsequent Events

LBM Holdings LLC Revolving Credit Agreement

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement with LBM Holdings LLC (“LBM”), a related party, on a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement includes a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% at inception). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. The total estimated value of collateral was in significant excess of the maximum capacity of the LBM Credit Agreement at inception.

The LBM Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The LBM Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The LBM Credit Agreement does not contain any financial covenants. The LBM Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

LBM was determined to be a related party based on common control by the Executive Chairman of the Company. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow will be available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

Other

Refer to Note 15 for further discussion relating to a contingency matter, which qualifies as a reportable subsequent event.

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described above.

The ExOne Company and Subsidiaries

Supplemental Quarterly Financial Information (Unaudited)

(in thousands, except per-share amounts)

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue ̶ third parties	$20,181	$15,879	$10,790	$10,861
Revenue ̶̶ related parties	8	8	9	8
	$20,189	$15,887	$10,799	$10,869
Gross profit	$6,656	$4,097	$2,026	$1,603
Net loss	$(1,960)	$(4,863)	$(6,403)	$(6,791)
Net loss per common share*:
Basic	$(0.12)	$(0.30)	$(0.40)	$(0.42)
Diluted	$(0.12)	$(0.30)	$(0.40)	$(0.42)

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue ̶ third parties	$14,629	$12,987	$11,718	$8,379
Revenue ̶̶ related parties	2	1	37	35
	$14,631	$12,988	$11,755	$8,414
Gross profit	$5,220	$3,560	$3,506	$1,876
Net loss	$(2,568)	$(3,611)	$(2,942)	$(5,477)
Net loss per common share*:
Basic	$(0.16)	$(0.23)	$(0.18)	$(0.35)
Diluted	$(0.16)	$(0.23)	$(0.18)	$(0.35)

*	Per-share amounts are calculated independently for each quarter presented; therefore the sum of the quarterly per-share amounts may not equal the per-share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These controls and procedures were designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made and recorded only in accordance with authorizations of our management and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

As an EGC, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act until December 31, 2018, or such time that we no longer qualify as an EGC in accordance with the JOBS Act.

Changes in Internal Control over Financial Reporting

During 2017, with oversight from our executive management and Audit Committee of our Board of Directors, we completed an evaluation of certain of our control activities in addressing a previously reported material weakness in internal control over financial reporting associated with our information technology system platform specific to our ExOne GmbH subsidiary, in particular, how this information technology system platform impacts our accounting for inventories specific to ExOne GmbH. Our approach included the identification and remediation of known errors in the original implementation of, and subsequent changes to, this information technology system platform and an assessment of certain manual processes and controls necessary to ensure accurate and timely reporting of operating results associated with this subsidiary. As a result of these collective efforts, management was able to conclude at December 31, 2017, that the previously reported material weakness in internal control over financial reporting was remediated.

Item 9B. Other Information.

LBM Holdings LLC Revolving Credit Agreement

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement with LBM Holdings LLC (“LBM”), a related party, on a $15,000,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement includes a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% at inception). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $187,500), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. The total estimated value of collateral was in significant excess of the maximum capacity of the LBM Credit Agreement at inception.

The LBM Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The LBM Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The LBM Credit Agreement does not contain any financial covenants. The LBM Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

LBM was determined to be a related party based on common control by the Executive Chairman of the Company. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). At the time of execution of the LBM Credit Agreement, the $15,000,000 in available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow will be available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

Copies of the LBM Credit Agreement and Escrow Agreement are filed as Exhibits to this Annual Report on Form 10-K. The descriptions set forth above regarding the LBM Credit Agreement and Escrow Agreement are not complete and are subject to and qualified in their entirety by reference to the complete text of the LBM Credit Agreement and Escrow Agreement, respectively.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II Item 5 of this Annual Report on Form 10-K and under the caption “Security

Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Independence of the Board of Directors and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

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

Exhibit Number	Description	Method of Filing

2.1	Asset Purchase Agreement dated March 3, 2014 by and among ExOne Americas LLC, Machin-A-Mation Corporation, Metal Links, LLC and William R. Dega.	Incorporated by reference to Exhibit 2.1 to Form 8-K (#001-35806) filed on March 7, 2014.

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws, as amended through August 19, 2013.	Incorporated by reference to Exhibit 3.2 to Form 10-K (#001-35806) filed on March 22, 2016.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

10.1	Employment Agreement dated June 1, 2012 between the Company and S. Kent Rockwell.*	Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

10.2	Employment Agreement dated March 7, 2013 between the Company and JoEllen Lyons Dillon.*	Incorporated by reference to Exhibit 10.17 to Form 10-K (#001-35806) filed on March 29, 2013.

10.3	Executive At-Will Employment Agreement dated August 4, 2017 between the Company and JoEllen Lyons Dillon.*	Incorporated by reference to Exhibit 10.1 to Form 10-Q (#001-35806) filed on November 9, 2017.

10.4	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.5	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.6	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.7	Form of Stock Bonus Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) filed on March 20, 2014.

10.8	Overdraft Facility dated September 18, 2015 between Sparkasse and ExOne GmbH.	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-35806) filed on October 27, 2015.

10.9	Credit Agreement dated March 12, 2018 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Filed herewith.

10.10	Escrow Agreement dated March 12, 2018 among the Company, LBM Holdings LLC and Huntington National Bank.	Filed herewith.

10.11	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.12	At Market Issuance Sales Agreement dated January 8, 2016 among the Company, FBR Capital Markets & Co. and MLV & Co. LLC.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

10.13	Subscription Agreement dated January 10, 2016 among the Company, Rockwell Forest Products, Inc. and S. Kent Rockwell (solely for purposes of being bound by Section 4.5 thereof).	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on January 11, 2016.

10.14	Employment Agreement dated August 19, 2016 between the Company and James L. McCarley.*	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on August 23, 2016.

10.15	Change of Control Severance Plan.	Incorporated by reference to Exhibit 10.2 to Form 10-Q (#001-35806) filed on November 9, 2017.

16.1	Changes in the Company’s Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to Form 8-K (#001-35806) filed on March 25, 2016.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP.	Filed herewith.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Interactive Data File.	Filed herewith.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

You can obtain copies of these exhibits electronically at the SEC website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of this Annual Report on Form 10-K on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663. The Interactive Data File (“XBRL”) exhibit is only available electronically.

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and may have been qualified by disclosures made to such other party or parties, were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, may reflect the allocation of risk among the parties to such agreements and may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer

Date:	March 15, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James L. McCarley	March 15, 2018	Chief Executive Officer (Principal Executive Officer)
James L. McCarley
/s/ Brian W. Smith	March 15, 2018	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Brian W. Smith

/s/ S. Kent Rockwell	March 15, 2018	Executive Chairman and Director
S. Kent Rockwell
/s/ John Irvin	March 15, 2018	Director
John Irvin
/s/ Gregory F. Pashke	March 15, 2018	Director
Gregory F. Pashke
/s/ Lloyd A. Semple	March 15, 2018	Director
Lloyd A. Semple
/s/ William Strome	March 15, 2018	Director
William Strome
/s/ Bonnie K. Wachtel	March 15, 2018	Director
Bonnie K. Wachtel