Form 10-Q
period 2018-03-31
ExOne Co
filed 2018-05-10
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, 16,202,119 shares of common stock, par value $0.01, were outstanding.

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

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$11,893	$10,869
Cost of sales	9,277	9,266
Gross profit	2,616	1,603
Operating expenses
Research and development	2,795	1,999
Selling, general and administrative	6,202	6,263
	8,997	8,262
Loss from operations	(6,381)	(6,659)
Other (income) expense
Interest expense	33	22
Other (income) expense ̶ net	(46)	110
	(13)	132
Loss before income taxes	(6,368)	(6,791)
Provision for income taxes	17	—
Net loss	$(6,385)	$(6,791)
Net loss per common share:
Basic	$(0.40)	$(0.42)
Diluted	$(0.40)	$(0.42)
Comprehensive loss:
Net loss	$(6,385)	$(6,791)
Other comprehensive income:
Foreign currency translation adjustments	1,402	1,026
Comprehensive loss	$(4,983)	$(5,765)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$15,222	$21,848
Restricted cash	1,634	330
Accounts receivable ̶ net of allowance of $1,199 (2018) and $1,193 (2017)	5,272	8,647
Inventories ̶ net	18,603	15,430
Prepaid expenses and other current assets	3,188	1,710
Total current assets	43,919	47,965
Property and equipment ̶ net	47,536	46,797
Intangible assets ̶ net	—	62
Other noncurrent assets	870	736
Total assets	$92,325	$95,560
Liabilities
Current liabilities:
Current portion of long-term debt	$138	$137
Current portion of capital leases	19	15
Accounts payable	5,591	4,291
Accrued expenses and other current liabilities	5,700	6,081
Deferred revenue and customer prepayments	8,752	8,282
Total current liabilities	20,200	18,806
Long-term debt ̶ net of current portion	1,473	1,508
Capital leases ̶ net of current portion	46	36
Other noncurrent liabilities	1	1
Total liabilities	21,720	20,351
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,149,617 (2018) and 16,124,617 (2017) shares issued and outstanding	161	161
Additional paid-in capital	174,097	173,718
Accumulated deficit	(95,571)	(89,186)
Accumulated other comprehensive loss	(8,082)	(9,484)
Total stockholders' equity	70,605	75,209
Total liabilities and stockholders' equity	$92,325	$95,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(6,385)	$(6,791)
Adjustments to reconcile net loss to net cash (used for) provided by operations:
Depreciation and amortization	1,488	2,307
Equity-based compensation	379	561
Amortization of debt issuance costs	5	2
Provision for bad debts ̶ net	9	123
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	16	427
Loss (gain) from disposal of property and equipment ̶ net	9	(8)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	3,518	944
Increase in inventories	(3,486)	(295)
Increase in prepaid expenses and other assets	(1,351)	(902)
Increase in accounts payable	1,244	787
Decrease in accrued expenses and other liabilities	(511)	(195)
Increase in deferred revenue and customer prepayments	219	3,203
Net cash (used for) provided by operating activities	(4,846)	163
Investing activities
Capital expenditures	(483)	(249)
Proceeds from sale of property and equipment	25	37
Net cash used for investing activities	(458)	(212)
Financing activities
Payments on long-term debt	(35)	(35)
Payments on capital leases	(4)	(22)
Debt issuance costs	(188)	—
Net cash used for financing activities	(227)	(57)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	209	285
Net change in cash, cash equivalents, and restricted cash	(5,322)	179
Cash, cash equivalents, and restricted cash at beginning of period	22,178	28,155
Cash, cash equivalents, and restricted cash at end of period	$16,856	$28,334

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$814	$131
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$113	$395
Property and equipment acquired through financing arrangements	$14	$48
Property and equipment included in accounts payable	$49	$25
Property and equipment included in accrued expenses and other current liabilities	$50	$—
Debt issuance costs included in accrued expenses and other current liabilities	$76	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(6,791)	—	(6,791)
Other comprehensive income	—	—	—	—	1,026	1,026
Equity-based compensation	—	—	561	—	—	561
Common stock issued from equity incentive plan	29	—	—	—	—	—
Balance at March 31, 2017	16,046	$160	$171,677	$(75,960)	$(13,709)	$82,168

Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	1,402	1,402
Equity-based compensation	—	—	379	—	—	379
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at March 31, 2018	16,150	$161	$174,097	$(95,571)	$(8,082)	$70,605

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

The Company filed a registration statement on Form S-3 (No. 333-223690) with the Securities and Exchange Commission (“SEC”) on March 15, 2018. The purpose of the Form S-3 was to register, among other securities, debt securities. Subsidiaries of the Company are co-registrants with the Company (“Subsidiary Guarantors”), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Company and any guarantees by the Subsidiary Guarantors will be full and unconditional.

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP.

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

Certain amounts relating to provision for slow-moving, obsolete and lower of cost or net realizable value inventories – net ($427) in the accompanying condensed statement of consolidated cash flows for the three months ended March 31, 2017, have been reclassified from decrease in inventories to conform to current period presentation.

Recently Adopted Accounting Guidance

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.” This ASU requires registrants to apply modification accounting unless three specific criteria are met. The three criteria are: the fair value of the award is the same before and after the modification, the vesting conditions are the same before and after the modification and the classification as a debt or equity award is the same before and after the modification. Management has determined that the adoption of this ASU did not have an impact on the consolidated financial statements of the Company.

On January 1, 2017, the Company adopted FASB ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This ASU modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the former exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception no longer applies to intercompany sales and transfers of other assets (e.g., property and equipment or intangible assets). Under the former exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets was eliminated from earnings. Instead, that cost was deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets left the consolidated group. Similarly, the entity was prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. A modified retrospective basis of adoption was required for this ASU. As a result, a cumulative-effect adjustment of approximately $408 has been recorded to accumulated deficit on January 1, 2017, in connection with this adoption. This cumulative-effect adjustment relates to the prepaid expense associated with intra-entity transfers of property and equipment included in prepaid expenses and other current assets at December 31, 2016.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company. The Company plans to utilize the modified retrospective method in connection with its future adoption of this ASU, as amended.

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

On January 8, 2016, the Company announced that it had entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). At inception of the ATM, both FBR and MLV were identified as related parties to the Company on the basis of significant influence in that a member of the Board of Directors of the Company also served as a member of the Board of Directors of FBR (which controlled MLV). The terms of the ATM were reviewed and approved by a sub-committee of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors except for the identified director who also held a position on the Board of Directors of FBR). This related party determination subsequently ended on June 1, 2017, when the identified director ceased serving as a member of the Board of Directors of FBR. Terms of the ATM require a 3.0% commission on the sale of common stock under the ATM and an initial reimbursement of certain legal expenses of $25. During the three months ended March 31, 2016, the Company sold 91,940 shares of common stock under the ATM at a weighted average selling price of approximately $9.17 per share resulting in gross proceeds to the Company of approximately $843. Unrestricted net proceeds to the Company from the sale of common stock under the ATM during the three months ended March 31, 2016 were approximately $595 (after deducting offering costs of approximately $248, including certain legal, accounting and administrative costs associated with the ATM, of which approximately $50 was paid to FBR or MLV relating to the aforementioned initial reimbursement of certain legal expenses and commissions on the sale of common stock under the ATM). There have been no sales of shares of common stock under the ATM during any periods subsequent to the three months ended March 31, 2016.

On January 11, 2016, the Company announced that it had entered into a subscription agreement with Rockwell Forest Products, Inc. and S. Kent Rockwell for the registered direct offering and sale of 1,423,877 shares of ExOne common stock at a per share price of $9.13 (a $0.50 premium from the closing price on the close of business on January 8, 2016). Both Rockwell Forest Products, Inc. and S. Kent Rockwell were identified as related parties to the Company, as S. Kent Rockwell served as Chairman and Chief Executive Officer of the Company and was the controlling shareholder of Rockwell Forest Products, Inc. at the time of the transaction. The terms of this transaction were reviewed and approved by a sub-committee of independent members of the Board of Directors of the Company (which included each of the members of the Audit Committee of the Board of Directors). The sub-committee of independent members of the Board of Directors of the Company were advised on the transaction by an independent financial advisor and independent legal counsel. Concurrent with the approval of this sale of common stock under the terms identified, a separate sub-committee of independent members of the Board of Directors of the Company approved the termination of the Company’s revolving credit facility with RHI Investments, LLC.  Following completion of the registered direct offering on January 13, 2016, the Company received gross proceeds of approximately $13,000. Unrestricted net proceeds to the Company from the sale of common stock in the registered direct offering were approximately $12,447 (after deducting offering costs of approximately $553).

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $6,385 for the three months ended March 31, 2018. As noted above, the Company has received cumulative unrestricted net proceeds from the sale of its common stock of approximately $168,361 to fund its operations. At March 31, 2018, the Company had approximately $15,222 in unrestricted cash and cash equivalents. In addition, on March 12, 2018, the Company entered into a three-year, $15,000 revolving credit facility with a related party (Note 11).

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss:

	Three Months Ended
	March 31,
Foreign currency translation adjustments	2018	2017
Balance at beginning of period	$(9,484)	$(14,735)
Other comprehensive income	1,402	1,026
Balance at end of period	$(8,082)	$(13,709)

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

Note 4. Loss Per Share

The Company presents basic and diluted loss per common share amounts. Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the applicable period.

As the Company incurred a net loss during each of the three months ended March 31, 2018 and 2017, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (685,970 – 2018 and 357,137 – 2017) and unvested restricted stock issued (52,502 – 2018 and 95,337 – 2017), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(6,385)	$(6,791)
Weighted average shares outstanding (basic and diluted)	16,138,506	16,028,906
Net loss per common share:
Basic	$(0.40)	$(0.42)
Diluted	$(0.40)	$(0.42)

Note 5. Restructuring

Desenzano del Garda, Italy

In December 2017, the Company committed to a plan to consolidate certain of its three-dimensional (“3D”) printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended December 31, 2017, the Company recorded a charge of approximately $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, the Company recorded an additional charge of approximately $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. Charges associated with other exit costs recorded during the three months ended March 31, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three months ended March 31, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by the Company. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts previously recorded associated with involuntary employee terminations during the three months ended March 31, 2018. Amounts associated with other exit costs (remaining facility rent payments) of approximately $11 are expected to be settled by the Company during the three months ended June 30, 2018.

North Las Vegas, Nevada and Chesterfield, Michigan

In January 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its North Las Vegas, Nevada facility into its Troy, Michigan and Houston, Texas facilities and exit its non-core specialty machining operations in its Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of the Company’s indirect printing technology in North America which resulted in a refocus of the Company’s operational strategy.

As a result of these actions, during the three months ended March 31, 2017, the Company recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of consolidated operations and comprehensive loss. During the three months ended June 30, 2017, the Company recorded an additional charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations and other exit costs during 2017.

Charges associated with asset impairments relate principally to the Company’s plan to exit its non-core specialty machining operations in its Chesterfield, Michigan facility. On April 21, 2017, the Company sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), the Company recorded an impairment loss during the three months ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017 (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss). During the three months ended June 30, 2017, the Company recorded a loss on disposal of approximately $42.

Separate from the transaction described above, on May 9, 2017, the Company sold to a third party certain property and equipment (principally land and building) associated with its North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), the Company recorded a gain on disposal (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss) during the three months ended June 30, 2017, of approximately $347. Additionally, the Company recorded an impairment loss during the three months ended March 31, 2017, of approximately $8 associated with certain property and equipment which was abandoned in connection with the Company’s exit of its North Las Vegas, Nevada facility.

Note 6. Impairment

During the three months ended March 31, 2018, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Note 7. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$15,222	$21,848
Restricted cash	1,634	330
Cash, cash equivalents, and restricted cash	$16,856	$22,178

Restricted cash at March 31, 2018 includes approximately $1,134 associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 10). Restricted cash at March 31, 2018 and December 31, 2017 includes approximately $500 and $330, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 8. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials and components	$8,516	$7,171
Work in process	5,254	4,630
Finished goods	4,833	3,629
	$18,603	$15,430

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

At March 31, 2018 and December 31, 2017, the allowance for slow-moving and obsolete inventories was approximately $3,530 and $3,437, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

During the three months ended March 31, 2018 and 2017, the Company recorded a net (credit) charge of approximately ($15) and $206, respectively, to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

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

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each respective period):

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$1,300	$1,115
Provisions for new issuances	219	236
Payments	(208)	(169)
Reserve adjustments	(187)	(150)
Foreign currency translation adjustments	24	12
Balance at end of period	$1,148	$1,044

Note 10. Contingencies and Commitments

Contingencies

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for an aggregate of approximately $1,600 (€1,300). In addition, ExOne GmbH may use the credit facility for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least 30 days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility. There are no negative covenants associated with the credit facility. The credit facility has been guaranteed by the Company. At March 31, 2018 and December 31, 2017, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility. At March 31, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,134 (€920). Included in the total outstanding financial guarantees and letters of credit issued by ExOne GmbH are approximately $841 (€682) with expiration dates ranging from May 2018 through July 2018 and approximately $293 (€238) which have no expiration date. Financial guarantees and letters of credit issued by ExOne GmbH having no expiration date were released by the counterparty in

May 2018. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,128 (€941).

In connection with the related party revolving credit facility agreement entered into by the Company on March 12, 2018 (Note 11), the Company was required to post cash collateral against outstanding financial guarantees and letters of credit associated with the credit facility (Note 7).

In addition to amounts issued by ExOne GmbH under the credit facility, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit facility except that the German bank requires cash collateral to be posted by ExOne GmbH in connection with any related issuance. At March 31, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under these separate agreements were approximately $99 (€80) with an expiration date of June 2022. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Note 11. Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, the Executive Chairman of the Company (a related party), relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% and 6.9% at inception and March 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception and March 31, 2018, the total estimated value of collateral was in significant excess of the maximum capacity of the LBM Credit Agreement.

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

There were no borrowings by the Company under the LBM Credit Agreement from March 12, 2018 through March 31, 2018.

The Company incurred approximately $264 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months ended March 31, 2018, the Company recorded interest expense relating to the LBM Credit Agreement of approximately $10, including approximately $4 associated with amortization of debt issuance costs (resulting in approximately $260 in remaining debt issuance costs at March 31, 2018, of which $88 is included in prepaid expenses and other current assets and $172 is included in other noncurrent assets in the accompanying condensed consolidated balance sheet) and $6 associated with the commitment fee on the unused portion of the revolving credit facility for the period from March 12, 2018 through March 31, 2018 (such amounts included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2018). Amounts payable to LBM at March 31, 2018, were settled by the Company in April 2018.

Note 12. Income Taxes

The provision for income taxes for the three months ended March 31, 2018 and 2017 was $17 and $0, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 0.3% (provision on a loss) and 0.0%, respectively. The effective tax rate differs from the United States federal statutory rate of 21.0% (2018) and 34.0% (2017) for each of the periods presented primarily due to net changes in valuation allowances for the periods.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the corporate income tax rate from 34% to 21% and generally modifies certain United States income tax deductions and the United States taxation of certain foreign earnings, among other changes. The Company is required to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, the Company re-measured its United States deferred tax assets and liabilities as well as its valuation allowance against its net United States deferred tax assets at December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118: Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As ongoing guidance and accounting interpretation are expected over the next year, the Company considers its accounting of the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final December 31, 2017 data and tax positions. No provisional amounts have been recorded by the Company. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At March 31, 2018 and December 31, 2017, the liability for uncertain tax positions was approximately $883 and $858, respectively, and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At March 31, 2018 and December 31, 2017, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $348 and $323, respectively, which were fully offset against net operating loss carryforwards. At March 31, 2018 and December 31, 2017, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $673 and $594, respectively, which were fully offset against net operating loss carryforwards.

At March 31, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities. The Company is unable to reasonably predict an outcome related to this examination, the result of which may be material in a future period to the financial position, results from operations and cash flows of the Company.

Note 13. Equity-Based Compensation

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

Stock options and restricted stock issued by the Company under the Plan are generally subject to service conditions resulting in annual vesting on the anniversary of the date of grant over a period typically ranging between one and three years. Certain stock options and restricted stock issued by the Company under the Plan vest immediately upon issuance. Stock options issued by the Company under the Plan have a contractual life which expires over a period typically ranging between five and ten years from the date of grant subject to continued service to the Company by the participant.

On February 7, 2018, the Compensation Committee of the Board of Directors of the Company adopted the 2018 Annual Incentive Program (the “Program”) as a subplan under the Plan. The Program provides an opportunity for performance-based compensation to senior executive officers of the Company (excluding the Executive Chairman), among others. The target annual incentive for each

Program participant is expressed as a percentage of base salary and is conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board of Directors) or a combination of financial and non-financial goals. The Compensation Committee of the Board of Directors retains negative discretion over amounts payable under the Program. For 2018, the total target amount payable under the Program is approximately $1,423, with certain amounts to be settled with participants in cash, equity or a combination thereof. During the three months ended March 31, 2018, total compensation expense associated with the Program was approximately $142, split between cost of sales ($21), research and development ($43) and selling general and administrative expenses ($78) in the accompanying condensed statement of consolidated operations and comprehensive loss, of which approximately $66 is expected to be settled in equity by the Company.

The following table summarizes the total equity-based compensation expense recognized under the Plan:

	Three Months Ended
	March 31,
	2018	2017
Equity-based compensation expense recognized:
Stock options	$203	$343
Restricted stock	106	218
Other(a)	70	—
Total equity-based compensation expense before income taxes	379	561
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$379	$561
(a)	Other represents expense associated with the Program and other employee contractual amounts to be settled in equity.
(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2018, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $679 for stock options and $384 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

During the three months ended March 31, 2018, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

March 16, 2018
Weighted average fair value per stock option	$3.77
Volatility	62.58%
Average risk-free interest rate	2.45%
Dividend yield	0.00%
Expected term (years)	3.3

During the three months ended March 31, 2017, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

February 10, 2017
Weighted average fair value per stock option	$5.46 - $5.75
Volatility	62.89% - 63.75%
Average risk-free interest rate	1.89% - 1.94%
Dividend yield	0.00%
Expected term (years)	5.0 - 5.5

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

The activity for stock options was as follows:

	Three Months Ended March 31,
	2018			2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	674,470	$11.58	$6.41	314,303	$15.62	$9.38
Stock options granted	24,000	$8.36	$3.77	44,000	$10.10	$5.51
Stock options exercised	—	$—	$—	—	$—	$—
Stock options forfeited	(12,500)	$7.91	$3.40	(500)	$15.74	$9.60
Stock options expired	—	$—	$—	(666)	$15.74	$9.60
Outstanding at end of period	685,970	$11.53	$6.37	357,137	$15.08	$8.99
Stock options exercisable at end of period	424,627	$12.93	$7.37	232,471	$15.77	$9.47
Stock options expected to vest at end of period	261,343	$9.25	$4.74	124,666	$13.80	$8.11

At March 31, 2018, there was no intrinsic value associated with stock options exercisable or expected to vest. The weighted average remaining contractual term of stock options exercisable and expected to vest at March 31, 2018, was approximately 6.3 years and 6.6 years, respectively. There were no stock option exercises during the three months ended March 31, 2018 or 2017.

The activity for restricted stock was as follows:

	Three Months Ended March 31,
	2018		2017
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	52,502	$11.07	94,171	$14.29
Restricted stock granted	25,000	$8.21	30,000	$10.10
Restricted stock vested	(25,000)	$10.10	(28,834)	$14.69
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	52,502	$10.17	95,337	$12.85
Restricted stock expected to vest at end of period	52,502	$10.17	95,337	$12.85

Restricted stock vesting during the three months ended March 31, 2018 and 2017, had a fair value of approximately $205 and $299, respectively.

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

During the three months ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the euro (the functional currency of the Company’s ExOne GmbH subsidiary) and British pound sterling (the currency basis for cash flows resulting from a commercial sales arrangement with a customer). The first of the two foreign exchange forward contracts was both entered into and settled (in connection with cash received from the customer) during the three months ended March 31, 2017, resulting in a realized gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts remained outstanding at March 31, 2017, and during the three months ended March 31, 2017, generated an unrealized loss of less than $1 (€1). Neither of the contracts was designated as a hedging instrument and accordingly, realized and unrealized gains (losses) have been recorded to other expense (income) – net in the accompanying condensed statement of consolidated operations and comprehensive loss. The Company classified both contracts as Level 2 fair value measurements. There were no such contracts entered into by the Company during the three months ended March 31, 2018. There were no such contracts outstanding at either March 31, 2018 or December 31, 2017.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	March 31,		December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$15,222	$15,222	$21,848	$21,848
Restricted cash	$1,634	$1,634	$330	$330
Debt issuance costs(a)	$260	$—	$—	$—
Current portion of long-term debt(b)	$138	$144	$137	$142
Current portion of capital leases	$19	$19	$15	$15
Long-term debt ̶ net of current portion(b)	$1,473	$1,496	$1,508	$1,533
Capital leases ̶ net of current portion	$46	$46	$36	$36

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 11) of which $88 are included in prepaid expenses and other current assets and $172 are included in other noncurrent assets in the accompanying condensed consolidated balance sheet at March 31, 2018.

(b) Carrying values at March 31, 2018 and December 31, 2017 are net of unamortized debt issuance costs of approximately $29 and $30, respectively.

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

Note 15. Concentration of Credit Risk

During the three months ended March 31, 2018 and 2017, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended March 31, 2018 and 2017, the Company’s five most significant customers represented approximately 37.2% and 40.0% of total revenue, respectively. At March 31, 2018 and December 31, 2017, accounts receivable from the Company’s five most significant customers were approximately $1,262 and $4,199, respectively.

Note 16. Related Party Transactions

Revenues

Sales of products and/or services to related parties for the three months ended March 31, 2017 were approximately $8. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company. There were no sales of products and/or services to related parties during the three months ended March 31, 2018.

There were no amounts due from related parties at March 31, 2018 or December 31, 2017.

Expenses

Purchases of products and/or services from related parties during the three months ended March 31, 2018 and 2017, were approximately $6 and $3, respectively. Purchases of products and/or services by the Company during the three months ended March 31, 2018 and 2017 included website design services and leased office space from related parties under common control by the Executive Chairman of the Company. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due to related parties at March 31, 2018 and December 31, 2017, were approximately $4 and $1, respectively. Amounts due to related parties for both periods are reflected in accounts payable in the accompanying condensed consolidated balance sheet.

Other

Refer to Note 11 for further discussion relating to a revolving credit facility with a related party entered into in March 2018.

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

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current 3D printing machines and technology and develop new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of foreign currency; the adequacy of sources of liquidity; the scope, sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities, Production Service Centers (“PSCs”) or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; and expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook.

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

Outlook

Our operating priorities include the following:

▪

Continuing to accelerate the adoption rate of binder jetting technologies. We plan to grow our market leading position with respect to 3D printing solutions for customers and continue advancing our innovations in direct and indirect printing, principally through an expansion of our fine powder (less than 20 micron) direct printing capabilities and development activities associated with large format direct and indirect 3D printing machines. Our focus continues to be industrial markets for utilization of binder jetting technologies for non-polymer based materials. Our strength in industrial markets is rooted in our diverse material capabilities, our lower cost of adoption versus other competing technologies, our faster printing speeds and our scalability to larger product size. We expect to increase our investment in research and development by approximately $6,000 to $8,000 during 2018 (as compared to 2017) as a result of these and other initiatives.

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

Restructuring

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. As a result of these actions, during the three months ended December 31, 2017, we recorded a charge of approximately $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, we recorded an additional charge of approximately $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. Charges associated with other exit costs recorded during the three months ended March 31, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three months ended March 31, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which we abandoned. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts previously recorded associated with involuntary employee terminations during the three months ended March 31, 2018. We expect to settle amounts associated with other exit costs (remaining facility rent payments) of approximately $11 during the three months ended June 30, 2018.

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

In January 2017, we committed to a plan to consolidate certain of our 3D printing operations from our North Las Vegas, Nevada facility into our Troy, Michigan and Houston, Texas facilities and exit our non-core specialty machining operations in our Chesterfield, Michigan facility. These actions were taken as a result of the accelerating adoption rate of our indirect printing technology in North America which resulted in a refocus of our operational strategy.

As a result of these actions, during the three months ended March 31, 2017, we recorded charges of approximately $984, including approximately $110 associated with involuntary employee terminations, approximately $7 associated with other exit costs and approximately $867 associated with asset impairments. Charges associated with involuntary employee terminations and other exit costs were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments were split between cost of sales ($598), as a component of depreciation expense, and selling, general and administrative expenses ($269), as a component of amortization expense, in the accompanying condensed statement of consolidated operations and comprehensive loss. During the three months ended June 30, 2017, we recorded an additional charge of approximately $32 associated with an additional involuntary employee termination which required a service commitment through April 2017. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations and other exit costs during 2017.

Charges associated with asset impairments relate principally to our plan to exit our non-core specialty machining operations in our Chesterfield, Michigan facility. On April 21, 2017, we sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), we recorded an impairment loss during the three months ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017 (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss). During the three months ended June 30, 2017, we recorded a loss on disposal of approximately $42.

Separate from the transaction described above, on May 9, 2017, we sold to a third party certain property and equipment (principally land and building) associated with our North Las Vegas, Nevada facility. Total gross proceeds from the sale of these assets were approximately $1,950. After deducting costs directly attributable to the sale of these assets (approximately $137), we recorded a gain on disposal (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss) during the three months ended June 30, 2017, of approximately $347. Additionally, we recorded an impairment loss during the three months ended March 31, 2017, of approximately $8 associated with certain property and equipment which was abandoned in connection with our exit of our North Las Vegas, Nevada facility.

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

We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. Revenues associated with our non-core specialty machining operations in our Chesterfield, Michigan facility were approximately $307 for the three months ended March 31, 2017. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee-related and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

Impairment

During the three months ended March 31, 2018, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Backlog

At March 31, 2018, our backlog was approximately $26,100 of which approximately $23,700 is expected to be fulfilled during the next twelve months. At December 31, 2017, our backlog was approximately $21,300.

Results of Operations

Net Loss

Net loss for the three months ended March 31, 2018 was $6,385, or $0.40 per basic and diluted share, compared with a net loss of $6,791 or $0.42 per basic and diluted share, for the three months ended March 31, 2017. The decrease in our net loss was principally due to an increase in our revenues and our gross profit offset by an increase in research and development spending (all changes further described below).

Revenue

The following table summarizes revenue by product group:

	Three Months Ended
	March 31,
	2018		2017
3D printing machines	$4,521	38.0%	$4,273	39.3%
3D printed and other products, materials and services	7,372	62.0%	6,596	60.7%
	$11,893	100.0%	$10,869	100.0%

Revenue for the three months ended March 31, 2018 was $11,893, compared with revenue of $10,869 for the three months ended March 31, 2017, an increase of $1,024, or 9.4%. The increase in revenue resulted from increases in revenue attributable to both of our product groups (3D printing machines and 3D printed and other products, materials and services). The increase in revenues from 3D printing machines resulted from a slightly higher volume of units sold (six 3D printing machines sold during the three months ended March 31, 2018, as compared to five 3D printing machines sold during the three months ended March 31, 2017), better realized pricing on machines sold versus the comparable period and favorable exchange rates (principally the euro versus the United States dollar), offset by an unfavorable mix of machines sold, with four indirect 3D printing machines sold during the three months ended March 31, 2017 versus three indirect 3D printing machines sold during the three months ended March 31, 2018 (indirect 3D printing machines generally bearing a higher average selling price than direct 3D printing machines). The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in revenues from our direct PSC printing operations as a result of increased customer acceptance of our binder jet technologies and an increase in consumable material and service revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines along with favorable exchange rates (principally the euro versus the United States dollar). These increases in revenues from 3D printed and other products, materials and services were offset by decreases in product sales associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $307) following the sale of certain assets associated with this operation in April 2017 and a reduction in revenues associated with our indirect PSC and EAC printing operations.

The following table summarizes 3D printing machines sold by type (refer to the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a description of 3D printing machines by type):

	Three Months Ended
	March 31,
	2018	2017
3D printing machine units sold:
S-Max	3	4
M-Flex	—	1
Innovent	3	—
	6	5

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2018 was $9,277, compared with cost of sales of $9,266 for the three months ended March 31, 2017, an increase of $11, or 0.1%. The increase in cost of sales was primarily due to an increase in our variable cost of sales associated with our increase in revenues, an increase in consulting and professional fees of approximately $192 and unfavorable exchange rates (principally the euro versus the United States dollar). Offsetting these increases were decreases in cost of sales associated with a reduction in restructuring and asset impairment related charges (further described below) and a net decrease of approximately $411 in charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories (principally due to a charge of approximately $206 during the three months ended March 31, 2017 associated with certain work in process inventories for which cost was determined to exceed net realizable value).

During the three months ended March 31, 2018, we incurred costs of approximately $245 (approximately $17 in other exit costs and $228 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in Desenzano del Garda, Italy into our Gersthofen, Germany facility. During the three months ended March 31, 2017, we incurred costs of approximately $715 (approximately $110 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our exit of our specialty machining operations in Chesterfield, Michigan.

Gross profit for the three months ended March 31, 2018 was $2,616, compared with gross profit of $1,603 for the three months ended March 31, 2017. Gross profit percentage was 22.0% for the three months ended March 31, 2018, compared with 14.7% for the three months ended March 31, 2017. The change in gross profit was the result of the increase in revenues net of the increase in cost of sales as further described above.

Research and Development

Research and development expenses for the three months ended March 31, 2018 were $2,795, compared with research and development expenses of $1,999 for the three months ended March 31, 2017, an increase of $796, or 39.8%. The increase in research and development expenses was primarily due to an increase in employee-related costs (salaries, benefits and equity-based compensation) of approximately $359, an increase in consulting and professional fees associated with certain machine development and other organizational development activities of approximately $357 and unfavorable exchange rates (principally the euro versus the United States dollar).

We expect to increase our investment in research and development by approximately $6,000 to $8,000 during 2018 (as compared to 2017) in an effort to accelerate the development of our fine powder printing capabilities for direct printing, our large format direct and indirect 3D printing machines and our materials development activities for direct and indirect printing, among other initiatives.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2018 were $6,202, compared with selling, general and administrative expenses of $6,263 for the three months ended March 31, 2017, a decrease of $61, or 1.0%. The decrease in selling, general and administrative expenses was principally due to the absence of an impairment of intangible assets of approximately $269 associated with our exit of our specialty machining operations in Chesterfield, Michigan and a reduction in our provision for bad debts from customers of approximately $114. Offsetting these decreases were an increase associated with employee-related costs (salaries, benefits and equity-based compensation) of approximately $116, an increase in consulting and professional fees of approximately $106 and unfavorable exchange rates (principally the euro versus the United States dollar).

Interest Expense

Interest expense for the three months ended March 31, 2018 was $33, compared with interest expense of $22 for the three months ended March 31, 2017, an increase of $11, or 50.0%. The increase in interest expense was principally due to interest incurred in connection with our revolving credit facility with a related party executed on March 12, 2018 (approximately $10 during the three months ended March 31, 2018).

Other (Income) Expense – Net

Other (income) expense – net for the three months ended March 31, 2018 was ($46), compared with other (income) expense – net of $110 for the three months ended March 31, 2017. Amounts for both periods consisted principally of interest income on cash and cash equivalents balances and net foreign exchange (gains) losses on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2018 and 2017 was $17 and $0, respectively. We have completed a discrete period computation of our provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 0.3% (provision on a loss) and 0.0%, respectively. The effective tax rate differs from the United States federal statutory rate of 21.0% (2018) and 34.0% (2017) for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $6,385 for the three months ended March 31, 2018, respectively. In connection with the completion of our initial public offering and subsequent secondary offerings (including our ATM), we have received cumulative unrestricted net proceeds from the sale of our common stock of approximately $168,361 to fund our operations. At March 31, 2018, we had approximately $15,222 in unrestricted cash and cash equivalents. In addition, on March 12, 2018, we entered into a three-year, $15,000 revolving credit facility with a related party (further described below).

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

Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, our Executive Chairman (a related party), relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% and 6.9% at inception and March 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception and March 31, 2018, the total estimated value of collateral was in significant excess of the maximum capacity of the LBM Credit Agreement.

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

There were no borrowings by us under the LBM Credit Agreement from March 12, 2018 through March 31, 2018.

We incurred approximately $264 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months ended March 31, 2018, we recorded interest expense relating to the LBM Credit Agreement of approximately $10, including approximately $4 associated with amortization of debt issuance costs (resulting in approximately $260 in remaining debt issuance costs at March 31, 2018, of which $88 is included in prepaid expenses and other current assets and $172 is included in other noncurrent assets in the accompanying condensed consolidated balance sheet) and $6 associated with the commitment fee on the unused portion of the revolving credit facility for the period from March 12, 2018 through March 31, 2018 (such amounts included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2018). Amounts payable to LBM at March 31, 2018, were settled by us in April 2018.

Cash Flows

The following table summarizes the significant components of cash flows for each of the three month periods ended March 31 and our cash, cash equivalents, and restricted cash balances at March 31, 2018 and December 31, 2017:

	Three Months Ended
	March 31,
	2018	2017
Net cash (used for) provided by operating activities	$(4,846)	$163
Net cash used for investing activities	(458)	(212)
Net cash used for financing activities	(227)	(57)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	209	285
Net change in cash, cash equivalents, and restricted cash	$(5,322)	$179

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$15,222	$21,848
Restricted cash	1,634	330
Cash, cash equivalents, and restricted cash	$16,856	$22,178

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2018, was $4,846, compared with net cash provided by operating activities of $163 for the three months ended March 31, 2017. The change of $5,009 was due to an increase in our net loss (net of noncash items) combined with net cash outflows (versus net cash inflows) from changes in assets and liabilities, mostly due to an increase in outflows associated with inventory production (consistent with our operating plans) and a reduction in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales).

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2018 was $458, compared with net cash used for investing activities of $212 for the three months ended March 31, 2017.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans), offset by proceeds from the sale of property and equipment.

We expect our remaining 2018 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of less than $1,000).

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2018 was $227, compared with net cash used for financing activities of $57 for the three months ended March 31, 2017.

Uses of cash for both periods included principal payments on outstanding debt and capital leases. Uses of cash for the three months ended March 31, 2018 also included approximately $188 in debt issuance costs associated with our revolving credit facility with a related party (further described above).

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At March 31, 2018, total outstanding financial guarantees and letters of credit issued by us were approximately $1,233 (€1,000). Included in the total outstanding financial guarantees and letters of credit issued by us are approximately $940 (€762) with expiration dates ranging from May 2018 through June 2022 and approximately $293 (€238) which have no expiration date. Financial guarantees and letters of credit issued by ExOne GmbH having no expiration date were released by the counterparty in May 2018. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $1,224 (€1,021). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 10 to the condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 of the consolidated financial statements in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 60.4% and 67.0% of our consolidated revenue was derived from transactions outside the United States for the three months ended March 31, 2018 and 2017, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen. A hypothetical change in foreign exchange rates of +/- 10.0% for the three months ended March 31, 2018, would result in an increase (decrease) in revenue of approximately $700. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies.

At March 31, 2018, we held approximately $16,856 in cash, cash equivalents, and restricted cash, of which approximately $13,677 was held by certain of our subsidiaries in United States dollars.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exhibit Number	Description	Method of Filing

10.1	Form of Notice of Inclusion in the 2018 Annual Incentive Program.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ James L. McCarley
James L. McCarley
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018

By:	/s/ Brian W. Smith
Brian W. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 10, 2018