Form 10-Q
period 2018-09-30
ExOne Co
filed 2018-11-08
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

     As of November 8, 2018, 16,299,952 shares of common stock, par value $0.01, were outstanding.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY AND A SMALLER REPORTING COMPANY

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

     As an EGC:

▪	We are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
▪	We are permitted to provide less extensive disclosure about our executive compensation arrangements;
▪	We are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and
▪	We have elected to use an extended transition period for complying with new or revised accounting standards.

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

Smaller Reporting Company

     Following the Securities and Exchange Commission’s recent amendment to the definition of “smaller reporting company” in Rule 12b-2 of the Exchange Act, which was effective on September 10, 2018, we qualify as a smaller reporting company and may take advantage of the scaled disclosure requirements applicable to smaller reporting companies effective with the filing of this Quarterly Report on Form 10-Q. Many of the same reduced reporting requirements available to us as an EGC are also available to us as a smaller reporting company, in addition to others. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an EGC, those reduced reporting requirements may continue to be available to us.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$16,589	$15,887	$39,339	$37,555
Cost of sales	10,016	11,790	28,560	29,829
Gross profit	6,573	4,097	10,779	7,726
Operating expenses
Research and development	2,444	2,871	8,474	7,219
Selling, general and administrative	5,200	6,062	17,755	18,338
	7,644	8,933	26,229	25,557
Loss from operations	(1,071)	(4,836)	(15,450)	(17,831)
Other (income) expense
Interest expense	73	24	179	69
Other (income) expense ̶ net	(838)	(11)	(936)	134
	(765)	13	(757)	203
Loss before income taxes	(306)	(4,849)	(14,693)	(18,034)
Provision for income taxes	17	14	52	23
Net loss	$(323)	$(4,863)	$(14,745)	$(18,057)
Net loss per common share:
Basic	$(0.02)	$(0.30)	$(0.91)	$(1.13)
Diluted	$(0.02)	$(0.30)	$(0.91)	$(1.13)
Comprehensive loss:
Net loss	$(323)	$(4,863)	$(14,745)	$(18,057)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(429)	1,194	(1,267)	4,713
Comprehensive loss	$(752)	$(3,669)	$(16,012)	$(13,344)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,705	$21,848
Restricted cash	1,312	330
Accounts receivable ̶ net of allowance of $686 (2018) and $1,193 (2017)	5,384	8,647
Inventories ̶ net	20,719	15,430
Prepaid expenses and other current assets	3,585	1,710
Total current assets	41,705	47,965
Property and equipment ̶ net	42,917	46,797
Intangible assets ̶ net	—	62
Other noncurrent assets	692	736
Total assets	$85,314	$95,560
Liabilities
Current liabilities:
Current portion of long-term debt	$142	$137
Current portion of capital leases	14	15
Accounts payable	3,534	4,291
Accrued expenses and other current liabilities	5,681	6,081
Deferred revenue and customer prepayments	14,129	8,282
Total current liabilities	23,500	18,806
Long-term debt ̶ net of current portion	1,401	1,508
Capital leases ̶ net of current portion	38	36
Other noncurrent liabilities	1	1
Total liabilities	24,940	20,351
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,232,951 (2018) and 16,124,617 (2017) shares issued and outstanding	162	161
Additional paid-in capital	174,894	173,718
Accumulated deficit	(103,931)	(89,186)
Accumulated other comprehensive loss	(10,751)	(9,484)
Total stockholders' equity	60,374	75,209
Total liabilities and stockholders' equity	$85,314	$95,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(14,745)	$(18,057)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	4,039	4,966
Equity-based compensation	656	2,043
Amortization of debt issuance costs	52	4
Recoveries for bad debts ̶ net	(40)	(51)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	910	1,872
Gain from disposal of property and equipment ̶ net	(33)	(322)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	3,166	288
Increase in inventories	(7,458)	(2,772)
Increase in prepaid expenses and other assets	(761)	(1,438)
(Decrease) increase in accounts payable	(637)	2,032
Decrease in accrued expenses and other liabilities	(206)	(522)
Increase (decrease) in deferred revenue and customer prepayments	6,168	(938)
Net cash used for operating activities	(8,889)	(12,895)
Investing activities
Capital expenditures	(1,192)	(874)
Proceeds from sale of property and equipment	77	3,702
Net cash (used for) provided by investing activities	(1,115)	2,828
Financing activities
Payments on long-term debt	(106)	(102)
Payments on capital leases	(13)	(64)
Debt issuance costs	(265)	—
Proceeds from exercise of employee stock options	521	—
Net cash provided by (used for) financing activities	137	(166)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(294)	882
Net change in cash, cash equivalents, and restricted cash	(10,161)	(9,351)
Cash, cash equivalents, and restricted cash at beginning of period	22,178	28,155
Cash, cash equivalents, and restricted cash at end of period	$12,017	$18,804

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,521	$2,363
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$847	$597
Property and equipment included in assets held for sale (Note 5)	$822	$—
Property and equipment acquired through financing arrangements	$14	$48
Property and equipment included in accounts payable	$48	$94
Property and equipment included in accrued expenses and other current liabilities	$4	$84
Advance deposits on property and equipment	$—	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2016	16,017	$160	$171,116	$(68,761)	$(14,735)	$87,780
Cumulative-effect adjustment due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-16	—	—	—	(408)	—	(408)
Net loss	—	—	—	(6,791)	—	(6,791)
Other comprehensive income	—	—	—	—	1,026	1,026
Equity-based compensation	—	—	561	—	—	561
Common stock issued from equity incentive plan	29	—	—	—	—	—
Balance at March 31, 2017	16,046	160	171,677	(75,960)	(13,709)	82,168
Net loss	—	—	—	(6,403)	—	(6,403)
Other comprehensive income	—	—	—	—	2,493	2,493
Equity-based compensation	—	—	274	—	—	274
Balance at June 30, 2017	16,046	160	171,951	(82,363)	(11,216)	78,532
Net loss	—	—	—	(4,863)	—	(4,863)
Other comprehensive income	—	—	—	—	1,194	1,194
Equity-based compensation	—	1	1,207	—	—	1,208
Common stock issued from equity incentive plan	46	—	—	—	—	—
Balance at September 30, 2017	16,092	$161	$173,158	$(87,226)	$(10,022)	$76,071

Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	1,402	1,402
Equity-based compensation	—	—	379	—	—	379
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at March 31, 2018	16,150	161	174,097	(95,571)	(8,082)	70,605
Net loss	—	—	—	(8,037)	—	(8,037)
Other comprehensive loss	—	—	—	—	(2,240)	(2,240)
Equity-based compensation	—	—	(5)	—	—	(5)
Balance at June 30, 2018	16,150	161	174,092	(103,608)	(10,322)	60,323
Net loss	—	—	—	(323)	—	(323)
Other comprehensive loss	—	—	—	—	(429)	(429)
Equity-based compensation	—	—	282	—	—	282
Exercise of employee stock options	66	1	520	—	—	521
Common stock issued from equity incentive plan	17	—	—	—	—	—
Balance at September 30, 2018	16,233	$162	$174,894	$(103,931)	$(10,751)	$60,374

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

     In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this guidance for the Company until January 1, 2019. The Company plans to utilize the modified retrospective method in connection with its future adoption of this ASU, as amended. Management is currently evaluating the potential impact of these collective changes on the consolidated financial statements of the Company. This evaluation includes the use of a third party consultant in assessing each of the Company’s revenue streams and determining the potential impact the new guidance may have on its accounting and reporting. Other than the periodic disclosures introduced by this ASU, as amended, the Company does not expect a significant impact on the consolidated financial statements of the Company.

Note 2. Liquidity

     The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $323 and $14,745 for the three months and nine months ended September 30, 2018, respectively. At September 30, 2018, the Company had approximately $10,705 in unrestricted cash and cash equivalents.

     Since its inception the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent secondary offerings) of approximately $168,361 to fund its operations. Most recently, the Company received approximately $595 in unrestricted net proceeds from the sale of its common stock during the three months ended March 31, 2016 through an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of ExOne common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Subsequent to the filing of its registration statement on Form S-3 (No. 333-223690) in March 2018 the Company has not reactivated the ATM and therefore does not consider the ATM to be an active source of liquidity.

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

Note 3. Accumulated Other Comprehensive Loss

     The following table summarizes changes in the components of accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Foreign currency translation adjustments	2018	2017	2018	2017
Balance at beginning of period	$(10,322)	$(11,216)	$(9,484)	$(14,735)
Other comprehensive (loss) income	(429)	1,194	(1,267)	4,713
Balance at end of period	$(10,751)	$(10,022)	$(10,751)	$(10,022)

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

     As the Company incurred a net loss during each of the three months and nine months ended September 30, 2018 and 2017, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (513,970 – 2018 and 696,137 – 2017) and unvested restricted stock issued (67,001 – 2018 and 67,505 – 2017), was anti-dilutive.

     The information used to compute basic and diluted net loss per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(323)	$(4,863)	$(14,745)	$(18,057)
Weighted average shares outstanding (basic and diluted)	16,182,818	16,069,453	16,157,143	16,048,257
Net loss per common share:
Basic	$(0.02)	$(0.30)	$(0.91)	$(1.13)
Diluted	$(0.02)	$(0.30)	$(0.91)	$(1.13)

Note 5. Restructuring

Houston, Texas

     In August 2018 the Company committed to a plan to consolidate certain of its three-dimensional (“3D”) printing operations from its Houston, Texas facility into its Troy, Michigan facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended September 30, 2018, the Company recorded a charge of approximately $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During the three months ended September 30, 2018, the Company recorded an additional charge of approximately $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations during the three months ended September 30, 2018.

     At September 30, 2018 the Company reclassified approximately $822 in property and equipment relating to the Houston, Texas facility (principally land and building) associated with certain assets meeting required criteria as held for sale (included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet).

Desenzano del Garda, Italy

     In December 2017 the Company committed to a plan to consolidate certain of its 3D printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended December 31, 2017, the Company recorded a charge of approximately $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, the Company recorded additional charges of approximately $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. During the three months ended June 30, 2018, the Company recorded an additional charge of approximately $13 associated with asset impairments related to this plan. In addition, during the three months ended June 30, 2018, the Company recorded a gain from disposal of certain property and equipment of approximately $51 (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss). Charges associated with other exit costs recorded during the six months ended June 30, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three and six months ended June 30, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by the Company. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations and facility rentals during the six months ended June 30, 2018.

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

     Charges associated with asset impairments (described above) relate principally to the Company’s plan to exit its non-core specialty machining operations in its Chesterfield, Michigan facility. On April 21, 2017, the Company sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), the Company recorded an impairment loss during the three months ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017. During the three months ended June 30, 2017, the Company recorded a loss on disposal of approximately $42. Both the impairment loss and the loss on disposal were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss.

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

Note 6. Impairment

     During the three months ended September 30, 2018, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

     For purposes of testing long-lived assets for recoverability, the Company operates as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held and used, the Company determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. The Company proceeded to determine the fair value of its long-lived assets held and used, principally through use of the market approach. The Company’s use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value, and as such, no impairment loss was recorded.

     A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used, which could result in a material adverse effect on the financial position and results of operations of the Company.

Note 7. Cash, Cash Equivalents, and Restricted Cash

     The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$10,705	$21,848
Restricted cash	1,312	330
Cash, cash equivalents, and restricted cash	$12,017	$22,178

     Restricted cash at September 30, 2018 includes approximately $812 associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 10). Restricted cash at September 30, 2018 and December 31, 2017 includes approximately $500 and $330, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 8. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials and components	$8,632	$7,171
Work in process	5,402	4,630
Finished goods	6,685	3,629
	$20,719	$15,430

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

     At September 30, 2018 and December 31, 2017, the allowance for slow-moving and obsolete inventories was approximately $4,079 and $3,437, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

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

     During the three months and nine months ended September 30, 2018, the Company recorded a net charge of approximately $59 and $29, respectively, to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value. During the three months and nine months ended September 30, 2017, the Company recorded a net (credit) charge of approximately ($11) and $116, respectively, to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

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

     The following table summarizes changes in product warranty reserves (such amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for each respective period):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$909	$1,075	$1,300	$1,115
Provisions for new issuances	445	243	831	763
Payments	(236)	(174)	(564)	(427)
Reserve adjustments	(103)	(100)	(542)	(466)
Foreign currency translation adjustments	(11)	14	(21)	73
Balance at end of period	$1,004	$1,058	$1,004	$1,058

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

On July 1, 2017, the Company (through its ExOne GmbH subsidiary) entered into a Settlement Agreement with Kocel Foundry Limited (also known as Kocel CSR Casting Company, Limited) and Kocel Group (Hong Kong) Limited (collectively, “Kocel”) relating to settlement of the arbitration case (no. 100019-2017) administered by the Swiss Chambers’ Arbitration Institution Notice of Arbitration, as filed by the Company on January 25, 2017. Among other things, the Settlement Agreement provided for a cash payment from ExOne GmbH to Kocel of approximately $811 and a settlement and release of claims related to a sales agreement between the parties for certain 3D printing machines and related equipment (the “Sales Agreement”). Based on the terms of the Settlement Agreement, including the final acceptance by Kocel of the 3D printing machines and related equipment, and relief from further obligation, liability or warranty for both parties (excluding certain intellectual property considerations), the Company recorded revenue of approximately $2,762 associated with the Sales Agreement (net of the cash payment made by ExOne GmbH to Kocel on July 5, 2017 described above) and the related cost of sales, during the three months ended September 30, 2017.

     The Company is subject to various litigation, claims, and proceedings which have been or may be instituted or asserted from time to time in the ordinary course of business. Management does not believe that the outcome of any pending or threatened matters will have a material adverse effect, individually or in the aggregate, on the financial position, results of operations or cash flows of the Company.

Commitments

     In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for an aggregate of approximately $1,500 (€1,300). In addition, ExOne GmbH may use the credit facility for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least 30 days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security

(financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility. There are no negative covenants associated with the credit facility. The credit facility has been guaranteed by the Company. At September 30, 2018 and December 31, 2017, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility. At September 30, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $812 (€699) with expiration dates ranging from October 2018 through November 2019. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,128 (€941).

     In connection with the related party revolving credit facility agreement entered into by the Company on March 12, 2018 (Note 11), the Company was required to post cash collateral against outstanding financial guarantees and letters of credit associated with the credit facility (Note 7).

     In addition to amounts issued by ExOne GmbH under the credit facility, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit facility. At September 30, 2018, ExOne GmbH had a singular financial guarantee outstanding under a separate agreement for approximately $93 (€80) with an expiration date of June 2022. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Note 11. Related Party Revolving Credit Facility

     On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and effective June 20, 2018, became the Chairman and Chief Executive Officer of the Company, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% and 7.3% at inception and September 30, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception of the credit facility and September 30, 2018 the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

     LBM was determined to be a related party based on common control by S. Kent Rockwell, who was the Executive Chairman of the Company at the time the Company entered into the LBM Credit Agreement and effective June 20, 2018, became the Chairman and Chief Executive Officer of the Company. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by a sub-committee of independent members of the ExOne Board of Directors (the “Board”) (which included each of the members of the Audit Committee of the Board). At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

     There were no borrowings by the Company under the LBM Credit Agreement from March 12, 2018 (inception) through September 30, 2018.

     The Company incurred approximately $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months and nine months ended September 30, 2018, the Company recorded interest expense relating to the LBM Credit Agreement of approximately $51 and $110, respectively. Included in interest expense for the three months and nine months ended September 30, 2018 was approximately $23 and $48, respectively, associated with amortization of debt issuance costs (resulting in approximately $217 in remaining debt issuance costs at September 30, 2018, of which $88 was included in prepaid expenses and other current assets and $129 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Included in interest expense for the three months and nine months ended September 30, 2018 was approximately $28 and $62, respectively, associated with the commitment fee on the unused portion of the revolving credit facility, of which at September 30, 2018 approximately $9 was included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at September 30, 2018 were settled by the Company in October 2018.

Note 12. Income Taxes

     The provision for income taxes for the three months ended September 30, 2018 and 2017 was approximately $17 and $14, respectively. The provision for income taxes for the nine months ended September 30, 2018 and 2017 was approximately $52 and $23, respectively. The Company has completed a discrete period computation of its provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

     The effective tax rate for the three months ended September 30, 2018 and 2017 was 5.6% (provision on a loss) and 0.3% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 0.4% (provision on a loss) and 0.1% (provision on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 21.0% (2018) and 34.0% (2017) for each of the periods presented primarily due to net changes in valuation allowances for the periods.

     In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the corporate income tax rate from 34.0% to 21.0% and generally modifies certain United States income tax deductions and the United States taxation of certain foreign earnings, among other changes. The Company is required to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, the Company re-measured its United States deferred tax assets and liabilities as well as its valuation allowance against its net United States deferred tax assets at December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118: Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As ongoing guidance and accounting interpretations are expected over the next year, the Company considers its accounting of the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final December 31, 2017 data and tax positions. No provisional amounts have been recorded by the Company. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

     The Company has a liability for uncertain tax positions related to certain capitalized expenses and intercompany transactions. At September 30, 2018 and December 31, 2017, the liability for uncertain tax positions was approximately $831 and $858, respectively, and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. At September 30, 2018 and December 31, 2017, the Company had an additional liability for uncertain tax positions related to its ExOne GmbH (Germany) subsidiary of approximately $357 and $323, respectively, which were fully offset against net operating loss carryforwards. At September 30, 2018 and December 31, 2017, the Company had an additional liability for uncertain tax positions related to its ExOne KK (Japan) subsidiary of approximately $218 and $594, respectively, which were fully offset against net operating loss carryforwards.

     At September 30, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities. The Company is unable to reasonably predict an outcome related to this examination, the result of which may be material in a future period to the financial position, results from operations and cash flows of the Company.

Note 13. Equity-Based Compensation

     On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan will not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares of common stock are currently reserved for issuance under the Plan.

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

     On February 7, 2018, the Compensation Committee of the Board adopted the 2018 Annual Incentive Program (the “Program”) as a subplan under the Plan. The Program provides an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each Program participant is expressed as a percentage of base salary and is conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board) or a combination of financial and non-financial goals. The Compensation Committee of the Board retains negative discretion over amounts payable under the Program. For 2018, the total target amount payable under the Program is approximately $1,423, with certain amounts to be settled with participants in cash, equity or a combination thereof. During the three months and nine months ended September 30, 2018, total compensation expense associated with the Program was approximately $159 and $464, respectively, split between cost of sales ($30 and $75, respectively), research and development ($19 and $109, respectively) and selling general and administrative expenses ($110 and $280, respectively) in the accompanying condensed statement of consolidated operations and comprehensive loss, of which approximately $199 is expected to be settled in equity by the Company.

     The following table summarizes the total equity-based compensation expense recognized by the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Equity-based compensation expense recognized:
Stock options	$103	$768	$131	$1,244
Restricted stock	108	440	314	799
Other(a)	71	—	211	—
Total equity-based compensation expense before income taxes	282	1,208	656	2,043
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$282	$1,208	$656	$2,043

(a)	Other represents expense associated with the Program and other employee contractual amounts to be settled in equity.
(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

     At September 30, 2018, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $497 for stock options and $391 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.5 years.

     During the nine months ended September 30, 2018, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 13, 2018	March 16, 2018
Weighted average fair value per stock option	$3.01	$3.77
Volatility	63.67%	62.58%
Average risk-free interest rate	2.66%	2.45%
Dividend yield	0.00%	0.00%
Expected term (years)	3.1	3.3

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

     The activity for stock options was as follows:

	Nine Months Ended September 30,
	2018			2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	674,470	$11.58	$6.41	314,303	$15.62	$9.38
Stock options granted	147,500	$7.01	$3.13	389,000	$8.16	$3.89
Stock options exercised	(65,833)	$7.91	$3.87	—	$—	$—
Stock options forfeited	(133,835)	$9.44	$5.15	(500)	$15.74	$9.60
Stock options expired	(108,332)	$13.28	$7.58	(6,666)	$17.43	$10.67
Outstanding at end of period	513,970	$10.94	$5.89	696,137	$11.51	$6.35
Stock options exercisable at end of period	360,132	$12.41	$6.90	427,953	$12.67	$7.16
Stock options expected to vest at end of period	153,838	$7.49	$3.52	268,184	$9.66	$5.06

     At September 30, 2018, intrinsic value associated with stock options exercisable and expected to vest was approximately $243 and $355, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at September 30, 2018, was approximately 4.9 years and 5.1 years, respectively. Stock options with an aggregate intrinsic value of approximately $574 were exercised by employees during the three months ended September 30, 2018, resulting in proceeds to the Company from the exercise of stock options of approximately $521. The Company received no income tax benefit related to these exercises. There were no other stock option exercises during 2018 or 2017.

     The activity for restricted stock was as follows:

	Nine Months Ended September 30,
	2018		2017
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	52,502	$11.07	94,171	$14.29
Restricted stock granted	57,000	$7.39	60,000	$9.01
Restricted stock vested	(42,501)	$10.51	(74,999)	$12.40
Restricted stock forfeited	—	$—	(11,667)	$14.28
Outstanding at end of period	67,001	$8.30	67,505	$11.69
Restricted stock expected to vest at end of period	67,001	$8.30	67,505	$11.69

     Restricted stock vested during the nine months ended September 30, 2018 and 2017, had a fair value of approximately $326 and $670, respectively.

Note 14. Fair Value Measurements

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

     During the three months ended March 31, 2017, the Company entered into two separate foreign exchange forward contracts with a German bank in an effort to hedge the variability of certain foreign exchange risks between the euro (the functional currency of the Company’s ExOne GmbH subsidiary) and the British pound sterling (the currency basis for cash flows resulting from a commercial sales arrangement with a customer). The first of the two foreign exchange forward contracts was both entered into and settled (in connection with cash received from the customer) during the three months ended March 31, 2017, resulting in a realized gain on settlement of approximately $16 (€15). The second of the two foreign exchange forward contracts was settled on August 31, 2017, resulting in a realized gain on settlement of approximately $14 (€12). Neither of the contracts was designated as a hedging instrument and accordingly, realized and unrealized gains (losses) have been recorded to other (income) expense – net in the accompanying condensed statement of consolidated operations and comprehensive loss. The Company classified both contracts as Level 2 fair value measurements. There were no such contracts entered into by the Company during the nine months ended September 30, 2018. There were no such contracts outstanding at either September 30, 2018 or December 31, 2017.

     The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows:

	September 30,		December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$10,705	$10,705	$21,848	$21,848
Restricted cash	$1,312	$1,312	$330	$330
Debt issuance costs(a)	$217	$—	$—	$—
Current portion of long-term debt(b)	$142	$147	$137	$142
Current portion of capital leases	$14	$14	$15	$15
Long-term debt ̶ net of current portion(b)	$1,401	$1,422	$1,508	$1,533
Capital leases ̶ net of current portion	$38	$38	$36	$36

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 11) of which $88 was included in prepaid expenses and other current assets and $129 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet at September 30, 2018.

(b)	Carrying values at September 30, 2018 and December 31, 2017 are net of unamortized debt issuance costs of approximately $26 and $30, respectively.

      The carrying amounts of cash and cash equivalents, restricted cash, current portion of long-term debt and current portion of capital leases approximate fair value due to their short-term maturities. The fair value of long-term debt – net of current portion and capital leases – net of current portion have been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) and other available information (including quoted prices of similar instruments available to the Company). Cash and cash equivalents and restricted cash were classified as Level 1; current portion of long-term debt, current portion of capital leases, long-term debt – net of current portion and capital leases – net of current portion were classified as Level 2.

Note 15. Concentration of Credit Risk

     During the three months and nine months ended September 30, 2018 and 2017, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended September 30, 2018 and 2017, the Company’s five most significant customers represented approximately 34.6% and 46.0% of total revenue, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s five most significant customers represented approximately 17.9% and 22.2% of total revenue, respectively. At September 30, 2018 and December 31, 2017, accounts receivable from the Company’s five most significant customers were approximately $1,267 and $4,199, respectively.

Note 16. Related Party Transactions

Revenues

Sales of products and/or services to related parties for the three months and nine months ended September 30, 2017 were approximately $8 and $25, respectively. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board. There were no sales of products and/or services to related parties during the nine months ended September 30, 2018.

     There were no amounts due from related parties at September 30, 2018 or December 31, 2017.

Expenses

     Purchases of products and/or services from related parties during the three months ended September 30, 2018 and 2017, were approximately $4 for both periods. Purchases of products and/or services from related parties during the nine months ended September 30, 2018 and 2017, were approximately $16 and $12, respectively. Purchases of products and/or services by the Company during each of the respective periods included website design services and leased office space from related parties under common control by S. Kent Rockwell, who is the Chairman and Chief Executive Officer of the Company and prior to June 20, 2018, was the Executive Chairman of the Company. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board.

     Amounts due to related parties at September 30, 2018 and December 31, 2017, were approximately $2 and $1, respectively. Amounts due to related parties for both periods were reflected in accounts payable in the accompanying condensed consolidated balance sheet.

     The Company also receives the benefit of the corporate use of an airplane from a related party under common control by the Chairman and Chief Executive Officer of the Company for no consideration. The Company estimates the fair market value of the benefits received during the three months ended September 30, 2018 was approximately $5. There were no such benefits received during any other period in 2018 or 2017.

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

Overview

Our Business

     We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of PSCs and EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support that are necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

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

     In August 2018 we announced the release of 304L stainless steel as a printable material through our PSC in North Huntingdon, Pennsylvania and as a qualified material on our direct printers. 304L is the most commonly used stainless steel and is suitable to applications in a wide range of industries due to its high durability, corrosion resistance and low cost. Common applications include components for appliances, marine, medical, kitchenware, fasteners and heat exchangers. 304L stainless steel joins 316L stainless steel and 17-4PH stainless steel as high density, single-alloy qualified materials for printing through our PSC and direct printers, in addition to our matrix materials, which include 420 stainless steel infiltrated with bronze and 316 stainless steel infiltrated with bronze.

Outlook

     Our operating priorities include the following:

▪

Continuing to accelerate the adoption rate of binder jetting technologies. We plan to grow our market leading position with respect to 3D printing solutions for customers and continue advancing our innovations in direct and indirect printing, principally through an expansion of our fine powder (less than 20 micron) direct printing capabilities and development activities associated with large format direct and indirect 3D printing machines. Our focus continues to be industrial markets for utilization of binder jetting technologies for non-polymer based materials. Our strength in industrial markets is rooted in our diverse material capabilities, our lower cost of adoption versus other competing technologies, our faster printing speeds and our scalability to larger product size. We expect to increase our investment in research and development by approximately $1,000 to $2,000 during 2018 (as compared to 2017) as a result of these and other initiatives. Our investment in research and development during 2018 (as compared to 2017) has been revised from approximately $4,000 to $8,000 (as indicated in earlier periods) based on efficiencies and reductions identified as part of our global cost realignment (further discussed below).

▪

Evaluation of our business model. We continue to focus our efforts on optimizing our business model, including maximizing our facility utilization and our gross profit. We have consolidated certain of our operations to achieve efficiencies and we will continue to consider additional strategic decisions resulting in further consolidation, elimination or other modification to our existing machine manufacturing, PSCs, EACs and other operations. We are reviewing our product groups to better manage our product marketing and delivery to our customers to accelerate the adoption rate of our technologies. We are continuously reviewing the industry for developments in printing technologies, materials, methods, innovations or services that offer strategic benefits that can improve, accelerate or advance our products or services.

▪

Execution of our global cost realignment. In June 2018 we announced our plans for a global cost realignment which focuses on a reduction of our production overhead costs and operating expenses in an effort to achieve net income and positive operating cash flows in 2019. As part of our plans, we have already executed on certain employee terminations, reductions in consulting expenditures and asset consolidations. We plan to continue this process through the end of 2018 with particular focus on operational and working capital efficiencies. In connection with our plans, we expect to achieve cost savings of approximately $2,000 to $3,000 during the second half of 2018 (as compared to the first half of 2018), with an overall goal of cost savings of approximately $8,000 in run rate costs in 2019 (as compared to full year 2018), which considers the aforementioned revision in research and development investment further described above.

Restructuring

     In August 2018 we committed to a plan to consolidate certain of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. During the three months ended September 30, 2018, we recorded a charge of approximately $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During the three months ended September 30, 2018, we recorded an additional charge of approximately $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations during the three months ended September 30, 2018.

     At September 30, 2018 we reclassified approximately $822 in property and equipment relating to our Houston, Texas facility (principally land and building) associated with certain assets meeting required criteria as held for sale (included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet).

     The consolidation of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility is expected to result in a reduction in our annual revenues of approximately $1,400. Revenues associated with our Houston, Texas facility were approximately $153 and $944 for the three months and nine months ended September 30, 2018. Revenues associated with our Houston, Texas facility were approximately $451 and $1,430 for the three months and nine months ended September 30, 2017. We expect annualized cost savings related to this consolidation of approximately $1,800, with approximately $1,600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $200 in the form of reduced depreciation expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $1,600 and selling, general and administrative expenses by approximately $200. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

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

     Charges associated with asset impairments (discussed above) relate principally to our plan to exit our non-core specialty machining operations in our Chesterfield, Michigan facility. On April 21, 2017, we sold to a third party certain assets associated with these operations including inventories (approximately $79), property and equipment (approximately $2,475) and other contractual rights (approximately $269). Total gross proceeds from the sale of these assets were approximately $2,050. After deducting costs directly attributable to the sale of these assets (approximately $128), we recorded an impairment loss during the three months ended March 31, 2017, of approximately $859 split between property and equipment ($590) and intangible assets ($269) based on the excess of the carrying value over the estimated fair value of the related assets at March 31, 2017. During the three months ended June 30, 2017, we recorded a loss on disposal of approximately $42. Both the impairment loss and the loss on disposal were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss.

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

     We expect annualized reductions in revenue related to our exit of our non-core specialty machining operations in our Chesterfield, Michigan facility of approximately $1,400. Revenues associated with our non-core specialty machining operations in our Chesterfield, Michigan facility were approximately $346 for the nine months ended September 30, 2017. We expect annualized cost savings related to this exit of approximately $500, with approximately $200 in the form of cash cost savings (principally employee-related and other operating costs), approximately $200 in the form of reduced depreciation expense and approximately $100 in the form of reduced amortization expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $400 and selling, general and administrative expenses by approximately $100. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

Impairment

     During the three months ended September 30, 2018, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

     For purposes of testing long-lived assets for recoverability, we operate as three separate asset groups: United States, Europe and Japan. In assessing the recoverability of long-lived assets held and used, we determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. We proceeded to determine the fair value of our long-lived assets held and used, principally through use of the market approach. Our use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value, and as such, no impairment loss was recorded.

     A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used, which could result in a material adverse effect on our financial position and results of operations.

Backlog

     At September 30, 2018, our backlog was approximately $26,500 of which approximately $23,600 is expected to be fulfilled during the next twelve months. At December 31, 2017, our backlog was approximately $21,300.

Results of Operations

Net Loss

     Net loss for the three months ended September 30, 2018 was $323, or $0.02 per basic and diluted share, compared with a net loss of $4,863, or $0.30 per basic and diluted share, for the three months ended September 30, 2017. Net loss for the nine months ended September 30, 2018 was $14,745, or $0.91 per basic and diluted share, compared with a net loss of $18,057 or $1.13 per basic and diluted share, for the nine months ended September 30, 2017. The decrease in our net loss for the three month period was principally due to an increase in our revenues and gross profit, decreases in our operating expenses (research and development and selling, general and administrative expense) and the benefit of an insurance recovery through other (income) expense – net during the three months ended September 30, 2018 (all changes further described below). The decrease in our net loss for the nine month period was principally due to an increase in our revenues and gross profit, offset by a net increase in operating expenses (selling, general and administrative expense decreases offset by an increase in research and development expenses) and the benefit of the aforementioned insurance recovery during the nine months ended September 30, 2018 (all changes further described below).

Revenue

     The following table summarizes revenue by product group:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
3D printing machines	$9,700	58.5%	$8,552	53.8%	$17,434	44.3%	$17,081	45.5%
3D printed and other products, materials and services	6,889	41.5%	7,335	46.2%	21,905	55.7%	20,474	54.5%
	$16,589	100.0%	$15,887	100.0%	$39,339	100.0%	$37,555	100.0%

     Revenue for the three months ended September 30, 2018 was $16,589, compared with revenue of $15,887 for the three months ended September 30, 2017, an increase of $702, or 4.4%. The increase in revenue resulted from an increase in revenue attributable to our 3D printing machines product group, offset by a decrease in revenues attributable to our 3D printed and other products, materials and services product group. The increase in revenues from 3D printing machines resulted from a higher volume of units sold (15 3D printing machines sold during the three months ended September 30, 2018, as compared to 12 3D printing machines sold during the three months ended September 30, 2017), slightly offset by an unfavorable mix of machines sold. The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our indirect PSC and EAC printing operations based on lower volumes of sale of printed products as a result of lower customer demand and the impact of our exit of our Houston, Texas facility during the three months ended September 30, 2018, slightly offset by an increase in consumable material and service revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines.

     Revenue for the nine months ended September 30, 2018 was $39,339 compared with revenue of $37,555 for the nine months ended September 30, 2017, an increase of $1,784, or 4.8%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups. The increase in revenues from 3D printing machines resulted from a higher volume of units sold (28 3D printing machines sold during the nine months ended September 30, 2018, as compared to 25 3D printing machines sold during the nine months ended September 30, 2017), along with favorable exchange rates (principally the euro versus the United States dollar), slightly offset by an unfavorable mix of machines sold. The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in revenues from our direct PSC printing operations as a result of increased customer acceptance of our binder jet technologies and an increase in consumable material and service revenues (maintenance services and replacement components for 3D printing machines) based on an increased global installed base of 3D printing machines along with favorable exchange rates (principally the euro versus the United States dollar). These increases in revenues from 3D printed and other products, materials and services were offset by decreases in product sales associated with our former specialty machining operation located in our Chesterfield, Michigan facility (approximately $346) following the sale of certain assets associated with this operation in April 2017 and a reduction in revenues associated with our indirect PSC and EAC printing operations based on lower customer demand and the impact of our exit of our Houston, Texas facility during the three months ended September 30, 2018.

     The following table summarizes 3D printing machines sold by type (refer to the “Recent Developments” section above and the “Our Machines and Machine Platforms” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a description of 3D printing machines by type):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
3D printing machine units sold:
Exerial	—	4	—	4
S-Max+	—	1	—	1
S-Max	6	1	10	7
S-Print	1	2	2	2
M-Flex	1	2	2	6
Innovent+	3	—	4	—
Innovent	4	2	10	5
	15	12	28	25

Cost of Sales and Gross Profit

     Cost of sales for the three months ended September 30, 2018 was $10,016, compared with cost of sales of $11,790 for the three months ended September 30, 2017, a decrease of $1,774, or 15.0%. The decrease in cost of sales was due to a decrease in our variable cost of sales primarily attributable to the absence of our recognition of four Exerial printing machines during the three months ended September 30, 2017 (approximately $2,762) which yielded a break-even result on a contribution margin basis and a decrease in consulting and professional fees of approximately $215 (as part of our global cost realignment).

     Gross profit for the three months ended September 30, 2018 was $6,573, compared with gross profit of $4,097 for the three months ended September 30, 2017. Gross profit percentage was 39.6% for the three months ended September 30, 2018, compared with 25.8% for the three months ended September 30, 2017. The change in gross profit was the result of the increase in revenues and decrease in cost of sales as further described above.

     Cost of sales for the nine months ended September 30, 2018 was $28,560, compared with cost of sales of $29,829 for the nine months ended September 30, 2017, a decrease of $1,269, or 4.3%. The decrease in cost of sales was due to a net decrease in our variable cost of sales attributable to the absence of our recognition of four Exerial printing machines during the three months ended September 30, 2017 (approximately $2,762) which yielded a break-even result on a contribution margin basis, offset by an increase in variable cost of sales due to an increase in revenues. Other decreases included approximately $962 in net charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories (principally due to the difference between the $1,460 charge associated with our Exerial 3D printing machine platform inventories recorded during the three months ended June 30, 2017 and the $561 charge associated with our industrial microwave inventories recorded during the three months ended June 30, 2018) and a net decrease in costs associated with exit activities of approximately $524. During nine months ended September 30, 2018, we incurred costs of approximately $223 (approximately $15 in employee termination costs, $17 in other exit costs and $191 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in Desenzano del Garda, Italy into our Gersthofen, Germany facility and our Houston, Texas facility into our Troy, Michigan facility. During the nine months ended September 30, 2017, we incurred costs of approximately $747 (approximately $142 in employee termination costs, $7 in other exit costs and $598 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in North Las Vegas, Nevada into our Troy, Michigan and Houston, Texas facilities and our exit of our non-core specialty machining operations in Chesterfield, Michigan. Offsetting these decreases were increases attributable to a reduction in net gains from the disposal of property and equipment of approximately $254 and unfavorable exchange rates (principally the euro versus the United States dollar). Net gains on the disposal of property and equipment recorded during the nine months ended September 30, 2017, primarily related to our sale of certain property and equipment (principally land and building) associated with our consolidation and exit of our North Las Vegas, Nevada PSC.

     Gross profit for the nine months ended September 30, 2018 was $10,779, compared with gross profit of $7,726 for the nine months ended September 30, 2017. Gross profit percentage was 27.4% for the nine months ended September 30, 2018, compared with 20.6% for the nine months ended September 30, 2017. The change in gross profit was the result of the increase in revenues and decrease in cost of sales as further described above.

Research and Development

     Research and development expenses for the three months ended September 30, 2018 were $2,444, compared with research and development expenses of $2,871 for the three months ended September 30, 2017, a decrease of $427, or 14.9%. The decrease in research and development expenses was primarily due to a decrease in consulting and professional fees of approximately $337 (as part of our global cost realignment) and a reduction in material costs utilized as part of material and printer development activities of approximately $125.

     Research and development expenses for the nine months ended September 30, 2018 were $8,474 compared with research and development expenses of $7,219 for the nine months ended September 30, 2017, an increase of $1,255, or 17.4%. The increase in research and development expenses was primarily due to increases in employee-related costs (salaries, benefits and equity-based compensation) of approximately $628 (including approximately $71 in employee termination costs associated with our global cost realignment), consulting and professional fees of approximately $324 associated with certain machine development and other organizational development activities, such increases incurred prior to enactment of our global cost realignment in June 2018, and unfavorable exchange rates (principally the euro versus the United States dollar).

     We expect to increase our investment in research and development by approximately $1,000 to $2,000 during 2018 (as compared to 2017) in an effort to accelerate the development of our large format, fine powder direct printing capabilities and our material development activities for direct and indirect printing, among other initiatives. Our investment in research and development during 2018 (as compared to 2017) has been revised from approximately $4,000 to $8,000 (as indicated in earlier periods) based on efficiencies and reductions identified as part of our global cost realignment.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2018 were $5,200, compared with selling, general and administrative expenses of $6,062 for the three months ended September 30, 2017, a decrease of $862, or 14.2%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (salaries and benefits) of approximately $145 (as part of our global cost realignment) and equity-based compensation of approximately $815 (as a result of a reduction in awards issued to employees under less favorable vesting conditions), offset by lower net recoveries for bad debts of approximately $2 during the three months ended September 30, 2018 versus approximately $183 during the three months ended September 30, 2017.

     Selling, general and administrative expenses for the nine months ended September 30, 2018 were $17,755, compared with selling, general and administrative expenses of $18,338 for the nine months ended September 30, 2017, a decrease of $583, or 3.2%. The decrease in selling, general and administrative expenses was principally due to decreases associated with equity-based compensation of approximately $1,384 (as a result of pre-vesting forfeitures associated with the change in our Chief Executive Officer in June 2018 and a reduction in awards issued to employees under less favorable vesting conditions), consulting and professional fees of approximately $187, and the absence of an impairment of intangible assets of approximately $269 during the three months ended March 31, 2017, in connection with our plan to exit our non-core specialty machining operations at our Chesterfield, Michigan facility. These decreases were offset by an increase in employee-related costs (salaries and benefits) of approximately $1,257 (including approximately $708 in employee termination costs associated with the change in our Chief Executive Officer and our global cost realignment, both enacted in June 2018) and unfavorable exchange rates (principally the euro versus the United States dollar).

Interest Expense

     Interest expense for the three months ended September 30, 2018 was $73, compared with interest expense of $24 for the three months ended September 30, 2017, an increase of $49, or 204.2%. The increase in interest expense was principally due to interest incurred in connection with our revolving credit facility with a related party entered into on March 12, 2018 (approximately $51 during the three months ended September 30, 2018).

     Interest expense for the nine months ended September 30, 2018 was $179, compared with interest expense of $69 for the nine months ended September 30, 2017, an increase of $110, or 159.4%. The increase in interest expense was principally due to interest incurred in connection with our above-referenced revolving credit facility with a related party (approximately $110 during the nine months ended September 30, 2018).

Other (Income) Expense – Net

     Other (income) expense – net for the three months ended September 30, 2018 was ($838), compared with other (income) expense – net of ($11) for the three months ended September 30, 2017. Included in other (income) expense – net for the three months ended September 30, 2018 was approximately $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit. Amounts for both periods also included interest income on cash and cash equivalents balances and net foreign exchange (gains) losses on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

     Other (income) expense – net for the nine months ended September 30, 2018 was ($936), compared with other (income) expense – net of $134 for the nine months ended September 30, 2017. Other (income) expense – net for the nine months ended September 30, 2018 included the aforementioned realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit. Amounts for both periods also included interest income on cash and cash equivalents balances and net foreign exchange (gains) losses on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

Provision for Income Taxes

     The provision for income taxes for the three months ended September 30, 2018 and 2017 was $17 and $14, respectively. The effective tax rate for the three months ended September 30, 2018 and 2017 was 5.6% (provision on a loss) and 0.3% (provision on a loss), respectively. The provision for income taxes for the nine months ended September 30, 2018 and 2017, was $52 and $23, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017, was 0.4% (provision on a loss) and 0.1% (provision on a loss), respectively. The effective tax rate differs from the United States federal statutory rate of 21.0% (2018) and 34.0% (2017) for each of the periods presented primarily due to net changes in valuation allowances for the periods.

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

Liquidity and Capital Resources

Liquidity

     We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $323 and $14,745 for the three months and nine months ended September 30, 2018, respectively. At September 30, 2018, we had approximately $10,705 in unrestricted cash and cash equivalents.

     We have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent secondary offerings) of approximately $168,361 to fund our operations. Most recently, we received approximately $595 in unrestricted net proceeds from the sale of our common stock during the three months ended March 31, 2016 through an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) and MLV & Co. LLC (“MLV”) pursuant to which FBR and MLV agreed to act as distribution agents in the sale of up to $50,000 in the aggregate of our common stock in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Subsequent to the filing of our registration statement on Form S-3 (No. 333-223690) in March 2018 we have not reactivated the ATM and therefore do not consider the ATM to be an active source of liquidity.

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

Related Party Revolving Credit Facility

     On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and effective June 20, 2018, became our Chairman and Chief Executive Officer, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 6.7% and 7.3% at inception and September 30, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception of the credit facility and September 30, 2018 the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

     LBM was determined to be a related party based on common control by S. Kent Rockwell, who was our Executive Chairman at the time we entered into the LBM Credit Agreement and effective June 20, 2018, became our Chairman and Chief Executive Officer. Accordingly, we do not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by a sub-committee of independent members of our Board (which included each of the members of the Audit Committee of the Board). At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

     There were no borrowings by us under the LBM Credit Agreement from March 12, 2018 through September 30, 2018.

     We incurred approximately $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months and nine months ended September 30, 2018, we recorded interest expense relating to the LBM Credit Agreement of approximately $51 and $110, respectively. Included in interest expense for the three months and nine months ended September 30, 2018 was approximately $23 and $48, respectively, associated with amortization of debt issuance costs (resulting in approximately $217 in remaining debt issuance costs at September 30, 2018, of which approximately $88 was included in prepaid expenses and other current assets and approximately $129 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Included in interest expense for the three months and nine months ended September 30, 2018 was approximately $28 and $62, respectively, associated with the commitment fee on the unused portion of the revolving credit facility, of which at September 30, 2018 approximately $9 was included in accounts payable in the accompanying condensed consolidated balance sheet. We settled all amounts payable to LBM at September 30, 2018 in October 2018.

Cash Flows

     The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30, 2018 and 2017, and our cash, cash equivalents, and restricted cash balances at September 30, 2018 and December 31, 2017:

	Nine Months Ended
	September 30,
	2018	2017
Net cash used for operating activities	$(8,889)	$(12,895)
Net cash (used for) provided by investing activities	(1,115)	2,828
Net cash provided by (used for) financing activities	137	(166)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(294)	882
Net change in cash, cash equivalents, and restricted cash	$(10,161)	$(9,351)

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$10,705	$21,848
Restricted cash	1,312	330
Cash, cash equivalents, and restricted cash	$12,017	$22,178

Operating Activities

     Net cash used for operating activities for the nine months ended September 30, 2018 was $8,889, compared with net cash used for operating activities of $12,895 for the nine months ended September 30, 2017. The net decrease in cash outflows of $4,006 was due to a decrease in our net loss (net of noncash items) and an increase in net cash inflows from changes in assets and liabilities, mostly due to an increase in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales) offset by an increase in net cash outflows principally associated with inventory production of our 3D printing machines (consistent with our operating plans) and the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

     Net cash used for investing activities for the nine months ended September 30, 2018 was $1,115, compared with net cash provided by investing activities of $2,828 for the nine months ended September 30, 2017.

     Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans), offset by proceeds from the sale of property and equipment. Proceeds from the sale of property and equipment for the nine months ended September 30, 2017 included approximately $3,656 from the sale of property and equipment associated with our non-core specialty machining operation in Chesterfield, Michigan and our PSC in North Las Vegas, Nevada completed during the three months ended June 30, 2017.

     We expect our remaining 2018 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of less than $1,000).

Financing Activities

     Net cash provided by financing activities for the nine months ended September 30, 2018 was $137, compared with net cash used for financing activities of $166 for the nine months ended September 30, 2017.

     For the nine months ended September 30, 2018, net cash provided by financing activities included approximately $521 in cash inflows associated with proceeds from the exercise of stock options by employees. These cash inflows were offset by cash outflows of approximately $265 in debt issuance costs associated with our revolving credit facility with a related party (further described above). Activity for both periods also included principal payments on outstanding debt and capital leases.

Off Balance Sheet Arrangements

     In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At September 30, 2018, total outstanding financial guarantees and letters of credit issued by us were approximately $905 (€779) with expiration dates ranging from October 2018 through June 2022. At December 31, 2017, total outstanding financial guarantees and letters of credit issued by us were approximately $1,224 (€1,021). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

     During the three months ended September 30, 2018, we have added to or modified our internal control over financial reporting related to certain business performance review controls at both our subsidiary and parent levels. These internal control over financial reporting additions and modifications have been completed in an effort to strengthen our overall monitoring controls over financial and operational performance and provide a level of risk mitigation with respect to certain transaction-level control activities globally.

     Other than the items further described above, there were no changes in our internal controls over financial reporting during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description	Method of Filing

10.1	The ExOne Company Change of Control Severance Plan.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2018