Form 10-Q
period 2019-03-31
ExOne Co
filed 2019-05-09
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “ Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	XONE	NASDAQ Stock Market

As of May 9, 2019, 16,354,449 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$9,579	$11,893
Cost of sales	6,937	9,277
Gross profit	2,642	2,616
Operating expenses
Research and development	2,432	2,795
Selling, general and administrative	5,423	6,202
	7,855	8,997
Loss from operations	(5,213)	(6,381)
Other expense (income)
Interest expense	71	33
Other expense (income) ̶ net	12	(46)
	83	(13)
Loss before income taxes	(5,296)	(6,368)
(Benefit) provision for income taxes	(800)	17
Net loss	$(4,496)	$(6,385)
Net loss per common share:
Basic	$(0.28)	$(0.40)
Diluted	$(0.28)	$(0.40)
Comprehensive loss:
Net loss	$(4,496)	$(6,385)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(776)	1,402
Comprehensive loss	$(5,272)	$(4,983)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,446	$7,592
Restricted cash	1,896	1,548
Accounts receivable ̶ net	3,546	6,393
Current portion of net investment in sales-type leases	287	302
Inventories ̶ net	16,361	15,930
Prepaid expenses and other current assets	2,917	2,438
Total current assets	30,453	34,203
Property and equipment ̶ net	41,356	41,906
Net investment in sales-type leases ̶ net of current portion	1,272	1,351
Other noncurrent assets	537	222
Total assets	$73,618	$77,682
Liabilities
Current liabilities:
Current portion of long-term debt	$147	$144
Accounts payable	3,488	4,376
Accrued expenses and other current liabilities	4,397	6,049
Current portion of contract liabilities	5,573	2,343
Total current liabilities	13,605	12,912
Long-term debt ̶ net of current portion	1,326	1,364
Contract liabilities ̶ net of current portion	352	527
Other noncurrent liabilities	296	104
Total liabilities	15,579	14,907
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,284,948 (2019) and 16,234,201 (2018) shares issued and outstanding	163	162
Additional paid-in capital	175,749	175,214
Accumulated deficit	(106,349)	(101,853)
Accumulated other comprehensive loss	(11,524)	(10,748)
Total stockholders' equity	58,039	62,775
Total liabilities and stockholders' equity	$73,618	$77,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(4,496)	$(6,385)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	1,165	1,488
Equity-based compensation	439	379
Amortization of debt issuance costs	23	5
(Recoveries) provision for bad debts ̶ net	(73)	9
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	107	16
Loss from disposal of property and equipment ̶ net	—	9
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	2,877	3,467
Decrease in net investment in sales-type leases	87	51
Increase in inventories	(1,576)	(3,486)
Increase in prepaid expenses and other assets	(509)	(1,351)
(Decrease) increase in accounts payable	(793)	1,244
Decrease in accrued expenses and other liabilities	(1,748)	(511)
Increase in contract liabilities	3,122	219
Net cash used for operating activities	(1,375)	(4,846)
Investing activities
Capital expenditures	(347)	(483)
Proceeds from sale of property and equipment	—	25
Net cash used for investing activities	(347)	(458)
Financing activities
Payments on long-term debt	(36)	(35)
Proceeds from exercise of employee stock options	165	—
Taxes related to the net share settlement of equity-based awards	(68)	—
Debt issuance costs	—	(188)
Other	(5)	(4)
Net cash provided by (used for) financing activities	56	(227)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(132)	209
Net change in cash, cash equivalents, and restricted cash	(1,798)	(5,322)
Cash, cash equivalents, and restricted cash at beginning of period	9,140	22,178
Cash, cash equivalents, and restricted cash at end of period	$7,342	$16,856

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$819	$814
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$—	$113
Property and equipment included in accounts payable	$23	$49
Property and equipment included in accrued expenses and other current liabilities	$7	$50
Property and equipment acquired through financing arrangements	$—	$14
Debt issuance costs included in accrued expenses and other current liabilities	$—	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	1,402	1,402
Equity-based compensation	—	—	379	—	—	379
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at March 31, 2018	16,150	$161	$174,097	$(95,571)	$(8,082)	$70,605

Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive income	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	28	—	—	—	—	—
Balance at March 31, 2019	16,285	$163	$175,749	$(106,349)	$(11,524)	$58,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); ExOne KK (Japan); and through December 2018, ExOne Italy S.r.l (Italy). Collectively, the consolidated group is referred to as the “Company”.

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

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP.

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

Certain amounts relating to contract liabilities – net of current portion ($527) in the accompanying condensed consolidated balance sheet at December 31, 2018, have been reclassified from other noncurrent liabilities to conform to current period presentation, following the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 (further described below).

Certain amounts relating to the lessor current portion of net investment in sales-type leases ($302) and lessor net investment in sales-type leases – net of current portion ($1,351) in the accompanying condensed consolidated balance sheet at December 31, 2018, have been reclassified from accounts receivable and other noncurrent assets, respectively, to conform to current period presentation following the adoption of FASB ASU 2016-02 (further described below).

Related to the reclassifications further described above, amounts within the condensed statement of consolidated cash flows for the three months ended March 31, 2018 associated with these changes have also been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

On January 1, 2019, the Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. The Company adopted this guidance using the modified retrospective approach. Revenue from the Company’s sale of three-dimensional (“3D”) printing machines and 3D printed and other products, materials and services continues to generally be recognized when the related machines, products or materials are delivered or accepted by the Company’s customers or as the related services are performed by the Company. As such, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. The Company has included the enhanced disclosures required by this guidance in its condensed consolidated financial statements for the three months ended March 31, 2019 (Note 5).

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases.” This ASU requires lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. Currently, an asset and liability only are recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. In connection with the adoption of this guidance, the Company has completed an assessment resulting in an accumulation of all of its leasing arrangements and has validated the information for accuracy and completeness. Upon adoption of the new lease guidance, management recorded a right-of-use asset and lease liability, each in the amount of approximately $400, on the Company’s consolidated balance sheet for various types of operating leases, including certain machinery and other equipment and vehicles. This amount is equivalent to the aggregate future minimum lease payments on a discounted basis. The Company has also elected to apply the package of transitional practical expedients of the new lease guidance by allowing the Company to not: (1) reassess if expired or existing contracts are, or contain, leases; (2) reassess lease classification for any expired or existing leases; and (3) reassess initial direct costs for any existing leases. Additionally, in July 2018, the FASB issued guidance to provide for an alternative transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its consolidated financial statements. The Company has utilized this alternative transition method in connection with its adoption on January 1, 2019. The Company has included the enhanced disclosures required by this guidance in its condensed consolidated financial statements for the three months ended March 31, 2019 (Note 11).

On January 1, 2019, the Company adopted FASB ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of consolidated cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The adoption of this ASU did not have an effect on the consolidated financial statements of the Company.

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

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $4,496 for the three months ended March 31, 2019. At March 31, 2019, the Company had approximately $5,446 in unrestricted cash and cash equivalents.

Since its inception the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent secondary offerings) of approximately $168,361 to fund its operations. In March 2018, the Company entered into a three-year, $15,000 revolving credit facility with a related party (Note 13) to provide additional funding for working capital and general corporate purposes. In June 2018, the Company initiated a 2018 global cost realignment program focused on a reduction in the Company’s production overhead costs and operating expenses in an effort to drive efficiency in its operations and preserve capital.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(10,748)	$(9,484)
Other comprehensive (loss) income	(776)	1,402
Balance at end of period	$(11,524)	$(8,082)

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

As the Company incurred a net loss during each of the three months ended March 31, 2019 and 2018, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (594,539 – 2019 and 685,970 – 2018) and unvested restricted stock issued (69,501 – 2019 and 52,502 – 2018), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(4,496)	$(6,385)
Weighted average shares outstanding (basic and diluted)	16,253,104	16,138,506
Net loss per common share:
Basic	$(0.28)	$(0.40)
Diluted	$(0.28)	$(0.40)

Note 5. Revenue

The Company derives revenue from the sale of 3D printing machines and 3D printed and other products, materials and services. Revenue is recognized when the Company satisfies its performance obligation(s) under a contract (either implicit or explicit) by transferring the promised product or service to a customer either when (or as) the customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenue) basis. Shipping and handling costs are included in cost of sales.

Certain of the Company’s contracts with customers provide for multiple performance obligations. Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or an extended warranty). Certain other contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of stand-alone selling price for each distinct product or service in the contract, which is generally based on an observable price.

The Company’s revenue from products is transferred to customers at a point in time. The Company’s contracts for 3D printing machines generally include substantive customer acceptance provisions. Revenue under these contracts is recognized either when customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. For all other product sales, the Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon delivery. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The Company’s revenue from service arrangements includes deferred maintenance contracts and extended warranties that can be purchased at the customer’s option. The Company generally provides a standard one-year warranty on the Company’s 3D printing machines, which is considered an assurance type warranty, and not considered a separate performance obligation (Note 10). Revenue associated with deferred maintenance contracts is generally recognized at a point in time when the related services are performed where sufficient historical evidence indicates that the costs of performing the related services under the contract are not incurred on a straight-line basis, with such revenue recognized in proportion to the costs expected to be incurred. Revenue associated with extended warranties is generally recognized over time on a straight-line basis over the related contract period.

The Company’s revenue from service arrangements includes contracts with the Federal government under fixed-fee, cost reimbursable and time and materials arrangements. Revenue under these contracts is generally recognized over time using an input measure based upon labor hours incurred and provisional rates provided under the contracts. As such, the nature of these contracts may give rise to variable consideration, primarily based upon completion of the Company’s annual Incurred Cost Submission filing as required by the Federal government. Historically, amounts associated with variable consideration have not been significant.

The Company’s revenue from service arrangements includes certain research and development services. Revenue under research and development service contracts is generally recognized over time using an output measure, specifically units or parts delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure is not significant.

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
3D printing machines	$3,329	$4,521
3D printed and other products, materials and services	6,250	7,372
	$9,579	$11,893

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02 (Note 11).

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets) and deferred revenue and customer prepayments (contract liabilities) in the accompanying condensed consolidated balance sheet. The Company considers a number of factors in its evaluation of the creditworthiness of its customers, including past due amounts, past payment history, and current economic conditions. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services. There were no other significant changes in contract liabilities during the three months ended March 31, 2019. Contract assets are not significant.

For the three months ended March 31, 2019, the Company recognized revenue of approximately $1,240 related to contract liabilities at January 1, 2019.

As of March 31, 2019, the Company has approximately $18,800 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $15,800 is expected to be fulfilled during the next twelve months.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was approximately $150 and $225, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded net (recoveries) provision for bad debts of approximately ($73) and $9, respectively.

Note 6. Restructuring

In December 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended December 31, 2017, the Company recorded a charge of approximately $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, the Company recorded an additional charge of approximately $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. Charges associated with other exit costs recorded during the three months ended March 31, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three months ended March 31, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by the Company. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations and other exit costs (remaining facility rent payments) during 2018.

Note 7. Impairment

During the three months ended March 31, 2019, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$5,446	$7,592
Restricted cash	1,896	1,548
Cash, cash equivalents, and restricted cash	$7,342	$9,140

Restricted cash at March 31, 2019 and December 31, 2018 includes approximately $1,391 and $1,044, respectively, associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 12). Restricted cash at March 31, 2019 and December 31, 2018 includes approximately $505 and $504, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 9. Inventories

Inventories consisted of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Raw materials and components	$7,016	$7,747
Work in process	5,878	5,147
Finished goods	3,467	3,036
	$16,361	$15,930

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

At March 31, 2019 and December 31, 2018, the allowance for slow-moving and obsolete inventories was approximately $4,177 and $4,143, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

Note 10. Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard one-year warranty. Generally, at the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the period such a determination is made.

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$1,670	$1,300
Provisions for new issuances	146	219
Payments	(391)	(208)
Reserve adjustments	(159)	(187)
Foreign currency translation adjustments	(15)	24
Balance at end of period	$1,251	$1,148

Note 11. Leases

Lessee

The Company leases machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2026. In addition, the Company leases certain equipment and vehicles under finance (previously capital) lease arrangements, which are not significant.

For all operating lease arrangements (with the exception of short-term lease arrangements), the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead account for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to short-term lease arrangements, generally those with a lease term of less than twelve months, for all classes of underlying assets. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. As a result, lease payments under these short-term lease arrangements are recognized in the accompanying condensed statement of consolidated operations and comprehensive loss on a straight-line basis over the lease term.

The Company uses its incremental borrowing rate in determining the present value of lease payments, as the implicit rate of the lease arrangements is generally not readily determinable.

Certain of the Company’s operating lease arrangements are with related parties under common control (Note 18). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $12 for the three months ended March 31, 2019.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at March 31, 2019, were approximately as follows:

2019	$134
2020	102
2021	70
2022	58
2023	8
Thereafter	4
Total minimum lease payments	376
Less: Present value discount	(36)
Total operating lease liabilities	$340

Lease cost under operating lease arrangements was approximately $113, including $65 relating to short-term lease arrangements, for the three months ended March 31, 2019.

Supplemental information related to operating lease arrangements was as follows as of and for the three months ended March 31, 2019:

Operating lease right-of-use assets included in other noncurrent assets	$340
Operating lease liabilities included in accrued expenses and other current liabilities	$145
Operating lease liabilities included in other noncurrent liabilities	$195
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$48
Weighted average remaining lease term (in years)	3.1
Weighted average discount rate	6.5%

As previously disclosed under the prior lease accounting standard, future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2018, were approximately as follows:

2019	$170
2020	111
2021	76
2022	67
2023	12
Thereafter	5
$441

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At March 31, 2019, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead account for each separate component as a single lease component for all lease arrangements, as lessor. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from lease income) basis. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. Additionally, certain of the Company’s lease arrangements do not qualify as sale-type leases as collectability is not reasonably assured.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2019		2018
	Operating	Sales-type	Operating	Sales-type
Revenue	$320	$—	$201	$—
Interest income(a)	$—	$28	$—	$13

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Future minimum lease payments receivable	$1,845	$1,969
Less: Unearned interest income	(286)	(316)
Net investment in sales-type leases	$1,559	$1,653

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements at March 31, 2019, were approximately as follows:

	Operating	Sales-type
2019	$1,147	$294
2020	147	380
2021	48	380
2022	—	380
2023	—	411
Thereafter	—	—
Total minimum lease payments	$1,342	$1,845
Less: Present value discount		(286)
Future minimum lease payments receivable		$1,559

As previously disclosed under the prior lease accounting standard, minimum future rentals under non-cancellable operating and sales-type lease arrangements at December 31, 2018, were approximately as follows:

	Operating	Sales-type
2019	$687	$409
2020	148	382
2021	48	382
2022	—	382
2023	—	414
Thereafter	—	—
	$883	$1,969

Note 12. Contingencies and Commitments

Contingencies

On March 1, 2018, the Company’s ExOne GmbH subsidiary notified Voxeljet AG that it had materially breached a 2003 Patent and Know-How Transfer Agreement and asserted its rights to set-off damages as a result of the breaches against the annual license fee due from the Company under the agreement. At this time, the Company cannot reasonably estimate a contingency, if any, related to this matter.

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for an aggregate of approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least 30 days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility. There are no negative covenants associated with the credit facility. The credit facility has been guaranteed by the Company. At March 31, 2019 and December 31, 2018, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility. At March 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,391 (€1,239) with expiration dates ranging from April 2019 through November 2019. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,044 (€912).

In addition to amounts issued by ExOne GmbH under the credit facility, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit facility. At March 31, 2019, ExOne GmbH had a singular financial guarantee outstanding under a separate agreement for approximately $90 (€80) with an expiration date of February 2023. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Note 13. Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and effective June 20, 2018, became the Chairman and Chief Executive Officer of the Company, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 7.5% at each of March 31, 2019 and December 31, 2018). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At March 31, 2019 and December 31, 2018, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by the Audit Committee of the Board of Directors (the “Board”) and subsequently by a sub-committee of independent members of the ExOne Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

There have been no borrowings by the Company under the LBM Credit Agreement from March 12, 2018 (inception) through March 31, 2019.

The Company incurred approximately $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months ended March 31, 2019 and 2018, the Company recorded interest expense relating to the LBM Credit Agreement of approximately $50 and $10, respectively. Included in interest expense for the three months ended March 31, 2019 and 2018 was approximately $22 and $4, respectively, associated with amortization of debt issuance costs (resulting in approximately $173 in remaining debt issuance costs at March 31, 2019, of which $88 was included in prepaid expenses and other current assets and $85 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Also included in interest expense for the three months ended March 31, 2019 and 2018 was approximately $28 and $6, respectively, associated with the commitment fee on the unused portion of the revolving credit facility, of which at March 31, 2019 approximately $10 was included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at March 31, 2019 were settled by the Company in April 2019.

Note 14. Income Taxes

The (benefit) provision for income taxes for the three months ended March 31, 2019 and 2018 was approximately ($800) and $17, respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2019 and 2018 was 15.1% (benefit on a loss) and 0.3% (provision on a loss), respectively. For the three months ended March 31, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the three months ended March 31, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$1,186	$1,775
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	1	58
Reductions for tax positions of prior years	(1,075)	—
Settlements	—	—
Foreign currency translation adjustments	(10)	71
Balance at end of period	$102	$1,904

The Company includes interest and penalties related to income taxes as a component of the (benefit) provision for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the (benefit) provision for income taxes for the three months ended March 31, 2019 or 2018.

At December 31, 2018, there was approximately $820 in unrecognized tax benefits (including accrued interest and penalties) that if recognized would affect the annual effective tax rate. Such amounts were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2018. There were no such unrecognized tax benefits at March 31, 2019.

At December 31, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of approximately $1,075, of which approximately $257 was offset against net operating loss carryforwards.

Note 15. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At March 31, 2019, 987,785 shares remained available for future issuance under the Plan.

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

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Equity-based compensation expense recognized:
Stock options	$166	$203
Restricted stock	129	106
Other(a)	144	70
Total equity-based compensation expense before income taxes	439	379
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$439	$379

(a)	Other represents expense associated with the Program and other employee contractual amounts to be settled in equity.
(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2019, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $527 for stock options and $440 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Weighted average fair value per stock option	$3.48	$3.77
Volatility	54.03%	62.58%
Average risk-free interest rate	2.52%	2.45%
Dividend yield	0.00%	0.00%
Expected term (years)	2.5	3.3

For certain stock option awards in which the expected term of the award is less than the period for which the Company has been publicly traded, volatility is estimated based on the historical volatility of the Company. For certain stock option awards in which the expected term of the award exceeds the period for which the Company has been publicly traded, volatility is estimated based on the historical volatilities of certain peer group companies. The average risk-free rate is based on a weighted average yield curve of risk-free interest rates consistent with the expected term of the awards. Expected dividend yield is based on historical dividend data as well as future expectations. Expected term is calculated using the simplified method as the Company does not have sufficient historical exercise experience upon which to base an estimate.

The activity for stock options was as follows for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	621,986	$10.66	$5.52	674,470	$11.58	$6.41
Stock options granted	3,300	$9.89	$3.48	24,000	$8.36	$3.77
Stock options exercised	(23,247)	$7.11	$2.92	—	$—	$—
Stock options forfeited	—	$—	$—	(12,500)	$7.91	$3.40
Stock options expired	(7,500)	$17.25	$10.55	—	$—	$—
Outstanding at end of period	594,539	$10.71	$5.55	685,970	$11.53	$6.37
Stock options exercisable at end of period	400,566	$11.84	$6.40	424,627	$12.93	$7.37
Stock options expected to vest at end of period	193,973	$8.37	$3.79	261,343	$9.25	$4.74

At March 31, 2019, intrinsic value associated with stock options exercisable and expected to vest was approximately $130 and $163, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at March 31, 2019, was approximately 4.5 years and 4.3 years, respectively. Stock options with an aggregate intrinsic value of approximately $221 were exercised by employees during the three months ended March 31, 2019, resulting in proceeds to the Company from the exercise of stock options of approximately $165. The Company received no income tax benefit related to these exercises. There were no stock option exercises during the three months ended March 31, 2018.

The activity for restricted stock was as follows for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	67,001	$8.30	52,502	$11.07
Restricted stock granted	30,000	$9.89	25,000	$8.21
Restricted stock vested	(27,500)	$8.08	(25,000)	$10.10
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	69,501	$9.07	52,502	$10.17
Restricted stock expected to vest at end of period	69,501	$9.07	52,502	$10.17

Restricted stock that vested during the three months ended March 31, 2019 and 2018, had a fair value of approximately $274 and $205, respectively.

During the three months ended March 31, 2019, the Company made cash payments for taxes of approximately $68 relating to the net settlement of certain equity-based awards. There were no cash payments for taxes or net settlement of equity-based awards during the three months ended March 31, 2018.

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

At March 31, 2019 and December 31, 2018, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	March 31,		December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,446	$5,446	$7,592	$7,592
Restricted cash	$1,896	$1,896	$1,548	$1,548
Debt issuance costs(a)	$173	$—	$195	$—
Current portion of long-term debt(b)	$147	$152	$144	$149
Long-term debt ̶ net of current portion(b)	$1,326	$1,345	$1,364	$1,384

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 13) of which $88 was included in prepaid expenses and other current assets and $85 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet at March 31, 2019.

(b)	Carrying values at March 31, 2019 and December 31, 2018 are net of unamortized debt issuance costs of approximately $24 and $25, respectively.

The carrying amounts of cash and cash equivalents, restricted cash and current portion of long-term debt approximate fair value due to their short-term maturities. The fair value of long-term debt – net of current portion has been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) and other available information (including quoted prices of similar instruments available to the Company). Cash and cash equivalents and restricted cash were classified as Level 1; Current portion of long-term debt and long-term debt – net of current portion were classified as Level 2.

Note 17. Concentration of Credit Risk

During the three months ended March 31, 2019 and 2018, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended March 31, 2019 and 2018, the Company’s five most significant customers represented approximately 30.9% and 37.2% of total revenue, respectively. At March 31, 2019 and December 31, 2018, accounts receivable from the Company’s five most significant customers were approximately $753 and $2,344, respectively.

Note 18. Related Party Transactions

Purchases of products and/or services from related parties during the three months ended March 31, 2019 and 2018 were approximately $15 and $6, respectively. Purchases of products and/or services by the Company during each of the respective periods included leased office space and website design services from related parties under common control by S. Kent Rockwell, who is the Chairman and Chief Executive Officer of the Company and prior to June 20, 2018, was the Executive Chairman of the Company. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board.

Amounts due to related parties at both March 31, 2019 and December 31, 2018, were approximately $1. Amounts due to related parties at March 31, 2019 were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. Amounts due to related parties at December 31, 2018 were reflected in accounts payable in the accompanying condensed consolidated balance sheet.

Refer to Note 13 for further discussion relating to a revolving credit facility with a related party entered into in March 2018.

Note 19. Other Expense (Income) – Net

Other expense (income) – net consisted of the following for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Interest income	$(6)	$(19)
Foreign currency losses (gains) – net	22	(45)
Bank fees	25	19
Other – net	(29)	(1)
	$12	$(46)

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to consistently generate operating profits; fluctuations in our revenue and operating results; our competitive environment and our competitive position; our ability to enhance our current 3D printing machines and technology and develop new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; and expectations regarding demand for our industrial products, operating revenue, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, that are necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

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

Backlog

At March 31, 2019, our backlog was approximately $18,800 of which approximately $15,800 is expected to be fulfilled during the next twelve months. At December 31, 2018, our backlog was approximately $12,300.

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

Results of Operations

Net Loss

Net loss for the three months ended March 31, 2019 was $4,496, or $0.28 per basic and diluted share, compared with a net loss of $6,385, or $0.40 per basic and diluted share, for the three months ended March 31, 2018. The decrease in our net loss was principally due to a decrease in our in our operating expenses (research and development and selling, general and administrative expense) following implementation of our 2018 global cost realignment program enacted in June 2018 and a benefit recorded during the three months ended March 31, 2019, relating to the reversal of previously recorded liabilities for uncertain tax positions following the completion of a tax examination of our German operations (all changes further described below).

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2019		2018
3D printing machines	$3,329	34.8%	$4,521	38.0%
3D printed and other products, materials and services	6,250	65.2%	7,372	62.0%
	$9,579	100.0%	$11,893	100.0%

Revenue for the three months ended March 31, 2019 was $9,579, compared with revenue of $11,893 for the three months ended March 31, 2018, a decrease of $2,314, or 19.5%. The decrease in revenue resulted from a decrease in revenue attributable to both of our product groups. The decrease in revenues from 3D printing machines resulted from an unfavorable mix of 3D printing machines sold, as two indirect 3D printing machines were sold during the three months ended March 31, 2019 versus three indirect 3D printing machines sold during the three months ended March 31, 2018, such indirect machines generally bearing a higher average selling price as compared to direct machines. The decrease associated with an unfavorable mix was offset by an overall higher volume of units sold (eight 3D printing machines sold during the three months ended March 31, 2019, as compared to six 3D printing machines sold during the three months ended March 31, 2018). The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our direct EAC printing operations (mostly due to the timing of orders from a key customer) and indirect EAC printing operations (mostly due to lower volumes of sale of printed products and the impact of our exit of our Houston, Texas facility in August 2018, such facility contributing approximately $400 in revenue during the three months ended March 31, 2018). Revenue was also impacted by approximately $400 due to unfavorable exchange rates (principally the euro versus the United States dollar).

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2019 was $6,937, compared with cost of sales of $9,277 for the three months ended March 31, 2018, a decrease of $2,340, or 25.2%. The decrease in cost of sales was primarily due to a decrease in our variable cost of sales on our lower revenue base. In addition, cost of sales benefited from the absence of charges of approximately $245 (approximately $17 in other exit costs and $228 in asset impairments) associated with our consolidation of our 3D printing operations from our facility in Desenzano del Garda, Italy into our Gersthofen, Germany facility during the three months ended March 31, 2018, and cost savings associated with our 2018 global cost realignment program (including a decrease in consulting and professional fees of approximately $138 and costs associated with our Houston, Texas facility which we exited in September 2018).

Gross profit for the three months ended March 31, 2019 was $2,642, compared with gross profit of $2,616 for the three months ended March 31, 2018. Gross profit percentage was 27.6% for the three months ended March 31, 2019, compared with 22.0% for the three months ended March 31, 2018. The change in gross profit was the result of the decrease in revenue offset by the decrease in cost of sales as further described above.

Research and Development

Research and development expenses for the three months ended March 31, 2019 were $2,432, compared with research and development expenses of $2,795 for the three months ended March 31, 2018, a decrease of $363, or 13.0%. The decrease in research and development expenses was primarily due to a decrease in employee-related costs (principally salaries and benefits) of approximately $188 and consulting and professional fees of approximately $259 (both reductions a result of our 2018 global cost realignment program).

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2019 were $5,423, compared with selling, general and administrative expenses of $6,202 for the three months ended March 31, 2018, a decrease of $779, or 12.6%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (principally salaries, benefits and travel) of approximately $466 and consulting and professional fees of approximately $111 (both reductions a result of our 2018 global cost realignment program). In addition, during the three months ended March 31, 2019 net recoveries from bad debts were approximately $73 as compared to bad debt expense of approximately $9 during the three months ended March 31, 2018. The three months ended March 31, 2019 also benefited from the absence of approximately $64 in amortization expense associated with intangible assets, which became fully amortized during the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $71, compared with interest expense of $33 for the three months ended March 31, 2018, an increase of $38, or 115.2%. The increase in interest expense was principally due to interest incurred in connection with our revolving credit facility with a related party entered into on March 12, 2018 (approximately $50 during the three months ended March 31, 2019 as compared to $10 during the three months ended March 31, 2018).

Other Expense (Income) – Net

Other expense (income) – net for the three months ended March 31, 2019 was $12, compared with other expense (income) – net of ($46) for the three months ended March 31, 2018. Amounts for both periods principally included interest income on cash and cash equivalents balances and net foreign exchange losses (gains) on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for the three months ended March 31, 2019 and 2018 was ($800) and $17, respectively. We have completed a discrete period computation of our provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2019 and 2018 was 15.1% (benefit on a loss) and 0.3% (provision on a loss), respectively. For the three months ended March 31, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the three months ended March 31, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period.

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

At December 31, 2018, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019 this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, we recorded a reversal of certain of our previously recorded liabilities for uncertain tax positions of approximately $1,075, of which approximately $257 was offset against net operating loss carryforwards.

Restructuring

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. As a result of these actions, during the three months ended December 31, 2017, we recorded a charge of approximately $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, we recorded an additional charge of approximately $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. Charges associated with other exit costs recorded during the three months ended March 31, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three months ended March 31, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which we abandoned. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations and other exit costs (remaining facility rent payments) during 2018.

The consolidation of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility is not expected to have a significant impact on our revenue in future periods. We expect annualized cost savings related to this consolidation of approximately $875, with approximately $600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $275 in the form of reduced depreciation expense. Cost savings associated with the exit of the Desenzano del Garda, Italy facility are expected to benefit cost of sales by approximately $625 and selling, general and administrative expenses by approximately $250. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

Impairment

During the three months ended March 31, 2019, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $4,496 for the three months ended March 31, 2019. At March 31, 2019, we had approximately $5,446 in unrestricted cash and cash equivalents.

We have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent secondary offerings) of approximately $168,361 to fund our operations. In March 2018, we entered into a three-year, $15,000 revolving credit facility with a related party (further described below) to provide additional funding for working capital and general corporate purposes. In June 2018, we initiated a 2018 global cost realignment program focused on a reduction in our production overhead costs and operating expenses in an effort to drive efficiency in our operations and preserve capital.

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital (in addition to the costs savings measures associated with our 2018 global cost realignment program further described above). We may also seek to raise additional capital to support our growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and effective June 20, 2018, became our Chairman and Chief Executive Officer, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 7.5% at each of March 31, 2019 and December 31, 2018). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At March 31, 2019 and December 31, 2018, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, we do not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was subject to review and approval by the Audit Committee of the Board of Directors (the “Board”) and subsequently by a sub-committee of independent members of the ExOne Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the LBM Credit Agreement.

There have been no borrowings by us under the LBM Credit Agreement from March 12, 2018 through March 31, 2019.

We incurred approximately $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM). During the three months ended March 31, 2019 and 2018, we recorded interest expense relating to the LBM Credit Agreement of approximately $50 and $10, respectively. Included in interest expense for the three months ended March 31, 2019 and 2018 was approximately $22 and $4, respectively, associated with amortization of debt issuance costs (resulting in approximately $173 in remaining debt issuance costs at March 31, 2019, of which approximately $88 was included in prepaid expenses and other current assets and approximately $85 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Also included in interest expense for the three months ended March 31, 2019 and 2018 was approximately $28 and $6, respectively, associated with the commitment fee on the unused portion of the revolving credit facility, of which at March 31, 2019 approximately $10 was included in accounts payable in the accompanying condensed consolidated balance sheet. We settled all amounts payable to LBM at March 31, 2019 in April 2019.

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances as of the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net cash used for operating activities	$(1,375)	$(4,846)
Net cash used for investing activities	(347)	(458)
Net cash provided by (used for) financing activities	56	(227)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(132)	209
Net change in cash, cash equivalents, and restricted cash	$(1,798)	$(5,322)

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$5,446	$7,592
Restricted cash	1,896	1,548
Cash, cash equivalents, and restricted cash	$7,342	$9,140

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2019 was $1,375, compared with net cash used for operating activities of $4,846 for the three months ended March 31, 2018. The net decrease in cash outflows of $3,471 was due to a decrease in our net loss (net of noncash items) and a net decrease in working capital attributable to an increase in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales – an increase in our contract liabilities) partially offset by an increase in net cash outflows related to inventory production of our 3D printing machines and the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2019 was $347, compared with net cash used for investing activities of $458 for the three months ended March 31, 2018.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans), with the amount for the three months ended March 31, 2018 partially offset by proceeds from the sale of property and equipment.

We expect our remaining 2019 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of approximately $1,000 to $2,000). We also expect to receive net proceeds from the sale of our former Houston, Texas facility of approximately $1,000 during 2019.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $56, compared with net cash used for financing activities of $227 for the three months ended March 31, 2018.

For the three months ended March 31, 2019, net cash provided by financing activities included approximately $165 in cash inflows associated with proceeds from the exercise of stock options by employees. This amount was offset by approximately $68 in cash outflows associated with taxes related to the net settlement of equity-based awards. Net cash outflows for the three months ended March 31, 2018 included cash outflows of approximately $188 in debt issuance costs associated with our revolving credit facility with a related party (further described above). Activity for both periods also included principal payments on outstanding debt.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At March 31, 2019, total outstanding financial guarantees and letters of credit issued by us were approximately $1,481 (€1,319) with expiration dates ranging from April 2019 through February 2023. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by us were approximately $1,136 (€992). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ExOne Company

By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 9, 2019