Form 10-Q
period 2019-06-30
ExOne Co
filed 2019-08-07
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(724) 863-9663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	XONE	NASDAQ Stock Market

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

As of August 7, 2019, 16,414,411 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$15,279	$10,857	$24,858	$22,750
Cost of sales	10,137	9,267	17,074	18,544
Gross profit	5,142	1,590	7,784	4,206
Operating expenses
Research and development	2,537	3,235	4,969	6,030
Selling, general and administrative	6,167	6,353	11,590	12,555
	8,704	9,588	16,559	18,585
Loss from operations	(3,562)	(7,998)	(8,775)	(14,379)
Other expense (income)
Interest expense	71	73	142	106
Other expense (income) ̶ net	57	(52)	69	(98)
	128	21	211	8
Loss before income taxes	(3,690)	(8,019)	(8,986)	(14,387)
Provision (benefit) for income taxes	99	18	(701)	35
Net loss	$(3,789)	$(8,037)	$(8,285)	$(14,422)
Net loss per common share:
Basic	$(0.23)	$(0.50)	$(0.51)	$(0.89)
Diluted	$(0.23)	$(0.50)	$(0.51)	$(0.89)
Comprehensive loss:
Net loss	$(3,789)	$(8,037)	$(8,285)	$(14,422)
Other comprehensive income (loss):
Foreign currency translation adjustments	583	(2,240)	(193)	(838)
Comprehensive loss	$(3,206)	$(10,277)	$(8,478)	$(15,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,462	$7,592
Restricted cash	1,790	1,548
Accounts receivable ̶ net	4,667	6,393
Current portion of net investment in sales-type leases	293	302
Inventories ̶ net	16,183	15,930
Prepaid expenses and other current assets	2,736	2,438
Total current assets	31,131	34,203
Property and equipment ̶ net	40,879	41,906
Net investment in sales-type leases ̶ net of current portion	1,204	1,351
Other noncurrent assets	484	222
Total assets	$73,698	$77,682
Liabilities
Current liabilities:
Current portion of long-term debt	$149	$144
Accounts payable	5,339	4,376
Accrued expenses and other current liabilities	4,525	6,049
Current portion of contract liabilities	6,204	2,343
Total current liabilities	16,217	12,912
Long-term debt ̶ net of current portion	1,288	1,364
Contract liabilities ̶ net of current portion	341	527
Other noncurrent liabilities	280	104
Total liabilities	18,126	14,907
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,318,147 (2019) and 16,234,201 (2018) shares issued and outstanding	163	162
Additional paid-in capital	176,488	175,214
Accumulated deficit	(110,138)	(101,853)
Accumulated other comprehensive loss	(10,941)	(10,748)
Total stockholders' equity	55,572	62,775
Total liabilities and stockholders' equity	$73,698	$77,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(8,285)	$(14,422)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	2,349	2,829
Equity-based compensation	1,081	374
Amortization of debt issuance costs	47	27
Recoveries for bad debts ̶ net	(150)	(37)
(Recoveries) provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	(27)	771
Gain from disposal of property and equipment ̶ net	(2)	(41)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	1,879	3,661
Decrease in net investment in sales-type leases	153	102
Increase in inventories	(1,167)	(7,060)
Increase in prepaid expenses and other assets	(221)	(658)
Increase in accounts payable	927	445
(Decrease) increase in accrued expenses and other liabilities	(1,689)	730
Increase in contract liabilities	3,608	5,406
Net cash used for operating activities	(1,497)	(7,873)
Investing activities
Capital expenditures	(423)	(819)
Proceeds from sale of property and equipment	3	25
Net cash used for investing activities	(420)	(794)
Financing activities
Payments on long-term debt	(74)	(70)
Proceeds from exercise of employee stock options	171	—
Taxes related to the net share settlement of equity-based awards	(68)	—
Debt issuance costs	—	(188)
Other	(7)	(9)
Net cash provided by (used for) financing activities	22	(267)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(197)
Net change in cash, cash equivalents, and restricted cash	(1,888)	(9,131)
Cash, cash equivalents, and restricted cash at beginning of period	9,140	22,178
Cash, cash equivalents, and restricted cash at end of period	$7,252	$13,047

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,066	$895
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$182	$424
Property and equipment included in accounts payable	$110	$95
Property and equipment included in accrued expenses and other current liabilities	$48	$23
Property and equipment acquired through financing arrangements	$—	$14
Unsettled proceeds from sale of property and equipment	$—	$51
Unsettled proceeds from exercise of employee stock options	$91	$—
Debt issuance costs included in accrued expenses and other current liabilities	$—	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	1,402	1,402
Equity-based compensation	—	—	379	—	—	379
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at March 31, 2018	16,150	$161	$174,097	$(95,571)	$(8,082)	$70,605
Net loss	—	—	—	(8,037)	—	(8,037)
Other comprehensive loss	—	—	—	—	(2,240)	(2,240)
Equity-based compensation	—	—	(5)	—	—	(5)
Balance at June 30, 2018	16,150	$161	$174,092	$(103,608)	$(10,322)	$60,323

Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive loss	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	38	—	—	—	—	—
Balance at March 31, 2019	16,295	$163	$175,749	$(106,349)	$(11,524)	$58,039
Net loss	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	—	583	583
Equity-based compensation	—	—	642	—	—	642
Exercise of employee stock options	13	—	97	—	—	97
Common stock issued from equity incentive plan	10	—	—	—	—	—
Balance at June 30, 2019	16,318	$163	$176,488	$(110,138)	$(10,941)	$55,572

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

The Company filed a registration statement on Form S-3 (No. 333-223690) with the Securities and Exchange Commission (“SEC”) on March 15, 2018. The purpose of the Form S-3 was to register, among other securities, debt securities. Subsidiaries of the Company are co-registrants with the Company (“Subsidiary Guarantors”), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Company and any guarantees by the Subsidiary Guarantors will be full and unconditional. There have been no transactions undertaken subject to the Form S-3 since its initial filing.

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

Related to the reclassifications further described above, amounts within the condensed statement of consolidated cash flows for the six months ended June 30, 2018 associated with these changes have also been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

On January 1, 2019, the Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. The Company adopted this guidance using the modified retrospective approach. Revenue from the Company’s sale of three-dimensional (“3D”) printing machines and 3D printed and other products, materials and services continues to generally be recognized when the related machines, products or materials are delivered or accepted by the Company’s customers or as the related services are performed by the Company. As such, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. The Company has included the enhanced disclosures required by this guidance in its condensed consolidated financial statements (Note 5).

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases.” This ASU requires lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. Currently, an asset and liability only are recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. In connection with the adoption of this guidance, the Company has completed an assessment resulting in an accumulation of all of its leasing arrangements and has validated the information for accuracy and completeness. Upon adoption of the new lease guidance, management recorded a right-of-use asset and lease liability, each in the amount of approximately $400, on the Company’s consolidated balance sheet for various types of operating leases, including certain machinery and other equipment and vehicles. This amount is equivalent to the aggregate future minimum lease payments on a discounted basis. The Company has also elected to apply the package of transitional practical expedients of the new lease guidance by allowing the Company to not: (1) reassess if expired or existing contracts are, or contain, leases; (2) reassess lease classification for any expired or existing leases; and (3) reassess initial direct costs for any existing leases. Additionally, in July 2018, the FASB issued guidance to provide for an alternative transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its consolidated financial statements. The Company has utilized this alternative transition method in connection with its adoption on January 1, 2019. The Company has included the enhanced disclosures required by this guidance in its condensed consolidated financial statements (Note 11).

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

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of approximately $3,789 and $8,285 for the three months and six months ended June 30, 2019, respectively. At June 30, 2019, the Company had approximately $5,462 in unrestricted cash and cash equivalents.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(11,524)	$(8,082)	$(10,748)	$(9,484)
Other comprehensive income (loss)	583	(2,240)	(193)	(838)
Balance at end of period	$(10,941)	$(10,322)	$(10,941)	$(10,322)

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

As the Company incurred a net loss during each of the three months and six months ended June 30, 2019 and 2018, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (608,787 – 2019 and 536,635 – 2018) and unvested restricted stock issued (96,264 – 2019 and 52,502 – 2018), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(3,789)	$(8,037)	$(8,285)	$(14,422)
Weighted average shares outstanding (basic and diluted)	16,301,157	16,149,617	16,278,043	16,144,092
Net loss per common share:
Basic	$(0.23)	$(0.50)	$(0.51)	$(0.89)
Diluted	$(0.23)	$(0.50)	$(0.51)	$(0.89)

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

The Company’s revenue from products is transferred to customers at a point in time. The Company’s contracts for 3D printing machines generally include substantive customer acceptance provisions. Revenue under these contracts is recognized when customer acceptance provisions have been satisfied. For all other product sales, the Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon delivery. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

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

The Company’s revenue from service arrangements includes contracts with the Federal government under fixed-fee, cost reimbursable and time and materials arrangements (certain of which may have periods of performance greater than one year). Revenue under these contracts is generally recognized over time using an input measure based upon labor hours incurred and provisional rates provided under the contracts. As such, the nature of these contracts may give rise to variable consideration, primarily based upon completion of the Company’s annual Incurred Cost Submission filing as required by the Federal government. Historically, amounts associated with variable consideration have not been significant.

The Company’s revenue from service arrangements includes certain research and development services. Revenue under research and development service contracts is generally recognized over time using an output measure, specifically units or parts delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure is not significant.

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
3D printing machines	$9,231	$3,213	$12,560	$7,734
3D printed and other products, materials and services	6,048	7,644	12,298	15,016
	$15,279	$10,857	$24,858	$22,750

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02 (Note 11).

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets) and deferred revenue and customer prepayments (contract liabilities) in the accompanying condensed consolidated balance sheet. The Company considers a number of factors in its evaluation of the creditworthiness of its customers, including past due amounts, past payment history, and current economic conditions. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services. There were no other significant changes in contract liabilities during the three months or six months ended June 30, 2019. Contract assets are not significant.

For the six months ended June 30, 2019, the Company recognized revenue of approximately $1,573 related to contract liabilities at January 1, 2019.

At June 30, 2019, the Company had approximately $23,100 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $19,700 was expected to be fulfilled during the twelve months following such date.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable are reported at their net realizable value. The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable balance to reduce the outstanding receivable balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was approximately $73 and $225, respectively. During the three months ended June 30, 2019 and 2018, the Company recorded net recoveries for bad debts of approximately $77 and $46, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded net recoveries for bad debts of approximately $150 and $37, respectively.

Note 6. Restructuring

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

Note 7. Impairment

During the three months ended June 30, 2019, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$5,462	$7,592
Restricted cash	1,790	1,548
Cash, cash equivalents, and restricted cash	$7,252	$9,140

Restricted cash at June 30, 2019 and December 31, 2018 includes approximately $1,284 and $1,044, respectively, associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 12). Restricted cash at June 30, 2019 and December 31, 2018 includes approximately $506 and $504, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 9. Inventories

Inventories consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Raw materials and components	$7,623	$7,747
Work in process	4,803	5,147
Finished goods	3,757	3,036
	$16,183	$15,930

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

At June 30, 2019 and December 31, 2018, the allowance for slow-moving and obsolete inventories was approximately $4,149 and $4,143, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

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

Note 10. Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard twelve- month warranty. Generally, at the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the period such a determination is made.

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,251	$1,148	$1,670	$1,300
Provisions for new issuances	383	167	529	386
Payments	(457)	(120)	(848)	(328)
Reserve adjustments	36	(252)	(123)	(439)
Foreign currency translation adjustments	10	(34)	(5)	(10)
Balance at end of period	$1,223	$909	$1,223	$909

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

Certain of the Company’s operating lease arrangements are with related parties under common control (Note 18). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was approximately $12 and $24 for the three months and six months ended June 30, 2019.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at June 30, 2019, were approximately as follows:

2019	$90
2020	109
2021	72
2022	58
2023	9
Thereafter	4
Total minimum lease payments	342
Less: Present value discount	(32)
Total operating lease liabilities	$310

For the three months and six months ended June 30, 2019, lease cost under operating lease arrangements was approximately $98 (including $47 relating to short-term lease arrangements) and $211 (including $112 relating to short-term lease arrangements), respectively.

Supplemental information related to operating lease arrangements (with initial terms greater than twelve months) was as follows at and for the six months ended June 30, 2019:

Operating lease right-of-use assets included in other noncurrent assets	$310
Operating lease liabilities included in accrued expenses and other current liabilities	$131
Operating lease liabilities included in other noncurrent liabilities	$179
Right-of-use assets obtained in exchange for new operating lease liabilities	$9
Cash paid for amounts included in the measurement of operating lease liabilities	$99
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	6.5%

As previously disclosed under the prior lease accounting standard, future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2018, were approximately as follows:

2019	$170
2020	111
2021	76
2022	67
2023	12
Thereafter	5
$441

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At June 30, 2019, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

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

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type
Revenue	$706	$—	$251	$—	$1,026	$—	$452	$—
Interest income(a)	$—	$27	$—	$13	$—	$55	$—	$26

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Future minimum lease payments receivable	$1,757	$1,969
Less: Unearned interest income	(260)	(316)
Net investment in sales-type leases	$1,497	$1,653

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements at June 30, 2019, were approximately as follows:

	Operating	Sales-type
2019	$566	$200
2020	138	381
2021	48	381
2022	—	381
2023	—	414
Thereafter	—	—
Total minimum lease payments	$752	$1,757
Less: Present value discount		(260)
Future minimum lease payments receivable		$1,497

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for an aggregate of approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least 30 days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility. There are no negative covenants associated with the credit facility. The credit facility has been guaranteed by the Company. At June 30, 2019 and December 31, 2018, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility. At June 30, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,284 (€1,129) with expiration dates ranging from July 2019 through November 2019. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were approximately $1,044 (€912).

In addition to amounts issued by ExOne GmbH under the credit facility, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit facility. At June 30, 2019, ExOne GmbH had a singular financial guarantee outstanding under a separate agreement for approximately $91 (€80) with an expiration date of February 2023. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Note 13. Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Board of Directors (the “Board”) of the Company, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 7.4% and 7.5% at June 30, 2019 and December 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At June 30, 2019 and December 31, 2018, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds under the credit facility, by LBM.

There have been no borrowings by the Company under the LBM Credit Agreement from March 12, 2018 (inception) through June 30, 2019.

The Company incurred approximately $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM).

During the three months and six months ended June 30, 2019, the Company recorded interest expense relating to the LBM Credit Agreement of approximately $50 and $100, respectively. Included in interest expense for the three months and six months ended June 30, 2019 was approximately $22 and $44, respectively, associated with amortization of debt issuance costs. At June 30, 2019 and December 31, 2018, remaining debt issuance costs were approximately $151 and $195, respectively (of which approximately $88 was included in prepaid expenses and other current assets for both periods and approximately $63 and $107, respectively, was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Also included in interest expense for the three months and six months ended June 30, 2019 was approximately $28 and $56, respectively, associated with the commitment fee on the unused portion of the revolving credit facility. At June 30, 2019 and December 31, 2018, approximately $9 and $10, respectively, was included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at June 30, 2019 and December 2018 were settled by the Company in July 2019 and January 2019, respectively.

During the three months and six months ended June 30, 2018, the Company recorded interest expense relating to the LBM Credit Agreement of approximately $49 and $59, respectively.

Note 14. Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2019 and 2018 was approximately $99 and $18, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2019 and 2018 was approximately ($701) and $35, respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2019 and 2018 was 2.7% (provision on a loss) and 0.2% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 7.8% (benefit on a loss) and 0.2% (provision on a loss), respectively. For the three months ended June 30, 2019 and 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods. For the six months ended June 30, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the six months ended June 30, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods.

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

The Company has a liability for uncertain tax positions related to certain intercompany transactions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$102	$1,904	$1,186	$1,775
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions of prior years	1	60	2	118
Reductions for tax positions of prior years	—	—	(1,075)	—
Settlements	—	—	—	—
Foreign currency translation adjustments	2	(93)	(8)	(22)
Balance at end of period	$105	$1,871	$105	$1,871

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the provision (benefit) for income taxes for any of the periods presented.

At December 31, 2018, there was approximately $820 in unrecognized tax benefits (including accrued interest and penalties) that if recognized would affect the annual effective tax rate. Such amounts were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2018. There were no such unrecognized tax benefits at June 30, 2019.

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

Note 15. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At June 30, 2019, 865,506 shares remained available for future issuance under the Plan.

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

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity-based compensation expense recognized:
Stock options	$150	$(175)	$316	$28
Restricted stock	245	100	374	206
Other(a)	247	70	391	140
Total equity-based compensation expense before income taxes	642	(5)	1,081	374
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$642	$(5)	$1,081	$374

(a)	Other represents expense associated with the Program and other employee contractual amounts to be settled in equity.
(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At June 30, 2019, total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $541 for stock options and $498 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Weighted average fair value per stock option	$3.48 - $3.68	$3.77
Volatility	54.0% - 60.1%	62.6%
Average risk-free interest rate	2.2% - 2.5%	2.5%
Dividend yield	0.0%	0.0%
Expected term (years)	2.5 - 3.5	3.3

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

The activity for stock options was as follows for the periods indicated:

	Six Months Ended June 30,
	2019			2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	621,986	$10.66	$5.52	674,470	$11.58	$6.41
Stock options granted	57,610	$8.33	$3.67	24,000	$8.36	$3.77
Stock options exercised	(36,370)	$7.22	$3.03	—	$—	$—
Stock options forfeited	(9,773)	$7.67	$3.70	(133,835)	$9.44	$5.15
Stock options expired	(24,666)	$17.10	$10.45	(28,000)	$10.03	$5.19
Outstanding at end of period	608,787	$10.43	$5.33	536,635	$12.05	$6.68
Stock options exercisable at end of period	385,709	$11.56	$6.20	396,627	$13.14	$7.53
Stock options expected to vest at end of period	223,078	$8.48	$3.82	140,008	$8.96	$4.29

At June 30, 2019, intrinsic value associated with stock options exercisable and expected to vest was approximately $289 and $251, respectively. The weighted average remaining contractual term of both stock options exercisable and expected to vest at June 30, 2019, was approximately 4.3 years. Stock options with an aggregate intrinsic value of approximately $326 were exercised by employees during the six months ended June 30, 2019, resulting in proceeds to the Company from the exercise of stock options of approximately $263 (of which, at June 30, 2019, approximately $91 remained unsettled). The Company received no income tax benefit related to these exercises. There were no stock option exercises during the six months ended June 30, 2018.

The activity for restricted stock was as follows for the periods indicated:

	Six Months Ended June 30,
	2019		2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	67,001	$8.30	52,502	$11.07
Restricted stock granted	66,763	$8.98	25,000	$8.21
Restricted stock vested	(37,500)	$8.12	(25,000)	$10.10
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	96,264	$8.84	52,502	$10.17
Restricted stock expected to vest at end of period	96,264	$8.84	52,502	$10.17

Restricted stock that vested during the six months ended June 30, 2019 and 2018, had a fair value of approximately $356 and $205, respectively.

During the six months ended June 30, 2019, the Company made cash payments for taxes of approximately $68 relating to the net settlement of certain equity-based awards. There were no cash payments for taxes or net settlement of equity-based awards during the six months ended June 30, 2018.

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

At June 30, 2019 and December 31, 2018, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	June 30,		December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,462	$5,462	$7,592	$7,592
Restricted cash	$1,790	$1,790	$1,548	$1,548
Debt issuance costs(a)	$151	$—	$195	$—
Current portion of long-term debt(b)	$149	$153	$144	$149
Long-term debt ̶ net of current portion(b)	$1,288	$1,306	$1,364	$1,384

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 13) of which $88 are included in prepaid expenses and other current assets for both periods and $63 and $107 are included in other noncurrent assets in the accompanying condensed consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively.

(b)	Carrying values at June 30, 2019 and December 31, 2018 are net of unamortized debt issuance costs of approximately $22 and $25, respectively.

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

Note 17. Concentration of Credit Risk

During the three months and six months ended June 30, 2019 and 2018, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended June 30, 2019 and 2018, the Company’s five most significant customers represented approximately 46.4% and 33.0% of total revenue, respectively. For the six months ended June 30, 2019 and 2018, the Company’s five most significant customers represented approximately 33.0% and 25.2% of total revenue, respectively. At June 30, 2019 and December 31, 2018, accounts receivable from the Company’s five most significant customers were approximately $1,681 and $2,344, respectively.

Note 18. Related Party Transactions

Purchases of products and/or services from related parties during the three months ended June 30, 2019 and 2018, were approximately $43 and $6, respectively. Purchases of products and/or services from related parties during the six months ended June 30, 2019 and 2018, were approximately $58 and $12, respectively. Purchases of products and/or services by the Company during each of the respective periods primarily included website design services and leased office space (through August 2019) from related parties under common control by S. Kent Rockwell (currently the Chairman of the Board of the Company and previously the Executive

Chairman and Chief Executive Officer of the Company). In addition, during the three months ended June 30, 2019, the Company purchased a 3D printing machine and certain ancillary equipment for approximately $30 from an educational institution determined to be a related party on the basis that S. Kent Rockwell serves as a trustee of the educational institution.

None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board of Directors of the Company.

Amounts due to related parties associated with the purchase of products and/or services at December 31, 2018 were approximately $1 and are reflected in accounts payable in the accompanying condensed consolidated balance sheet. There were no amounts due to related parties associated with the purchase of products and/or services at June 30, 2019.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by S. Kent Rockwell for no consideration.  The Company estimates the fair market value of the benefits received during each of the three months and six months ended June 30, 2019 was approximately $3. There were no such benefits received during the three months and six months ended June 30, 2018.

Refer to Note 13 for further discussion relating to a revolving credit facility with a related party entered into in March 2018.

Note 19. Other Expense (Income) – Net

Other expense (income) – net consisted of the following for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$(2)	$(3)	$(8)	$(22)
Foreign currency losses (gains) – net	29	(54)	51	(99)
Bank fees	23	24	48	43
Other – net	7	(19)	(22)	(20)
	$57	$(52)	$69	$(98)

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

Backlog

At June 30, 2019, our backlog was approximately $23,100 of which approximately $19,700 was expected to be fulfilled during the twelve months following such date. At December 31, 2018, our backlog was approximately $12,300.

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

Results of Operations

Net Loss

Net loss for the three months ended June 30, 2019 was $3,789, or $0.23 per basic and diluted share, compared with a net loss of $8,037 or $0.50 per basic and diluted share, for the three months ended June 30, 2018. Net loss for the six months ended June 30, 2019, was $8,285, or $0.51 per basic and diluted share, compared with a net loss of $14,422 or $0.89 per basic and diluted share, for the six months ended June 30, 2018. The decrease in our net loss for both periods was principally due to an increase in our gross profit (driven by higher revenues) combined with decreases in our operating expenses (research and development and selling, general and administrative expense) mostly due to our 2018 global cost realignment program (all changes further described below).

Revenue

The following table summarizes revenue by product group:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
3D printing machines	$9,231	60.4%	$3,213	29.6%	$12,560	50.5%	$7,734	34.0%
3D printed and other products, materials and services	6,048	39.6%	7,644	70.4%	12,298	49.5%	15,016	66.0%
	$15,279	100.0%	$10,857	100.0%	$24,858	100.0%	$22,750	100.0%

Revenue for the three months ended June 30, 2019 was $15,279, compared with revenue of $10,857 for the three months ended June 30, 2018, an increase of $4,422, or 40.7%. The increase in revenue resulted from an increase in revenue attributable to our 3D printing machines product group, offset by a decrease in revenue attributable to our 3D printed and other products, materials and services product group. The increase in revenues from 3D printing machines resulted from a higher volume of units sold (13 3D printing machines sold during the three months ended June 30, 2019, as compared to seven 3D printing machines sold during the three months ended June 30, 2018), and a favorable mix of machines sold, with a greater share of indirect printers sold as compared to direct printers (such indirect machines generally bearing a higher average selling price as compared to direct machines). The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our direct EAC printing operations (mostly due to the timing of orders from a key customer), indirect EAC printing operations (mostly due to lower volumes of sale of printed products and the impact of our exit of our Houston, Texas facility in August 2018, such facility contributing approximately $400 in revenue during the three months ended June 30, 2018) and materials (mostly due reductions in pricing and the timing of certain customer orders). Revenue was also impacted by approximately $200 due to unfavorable exchange rates (principally the euro versus the United States dollar) during the three months ended June 30, 2019.

Revenue for the six months ended June 30, 2019, was $24,858 compared with revenue of $22,750 for the six months ended June 30, 2018, an increase of $2,108, or 9.3%. The increase in revenue resulted from an increase in revenue attributable to our 3D printing machines product group, offset by a decrease in revenue attributable to our 3D printed and other products, materials and services product group. The increase in revenues from 3D printing machines resulted from a higher volume of units sold (21 3D printing machines sold during the six months ended June 30, 2019, as compared to 13 3D printing machines sold during the six months ended June 30, 2018), and a favorable mix of machines sold, with a greater share of indirect printers sold as compared to direct printers (such indirect machines generally bearing a higher average selling price as compared to direct machines). The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our direct EAC printing operations (mostly due to the timing of orders from a key customer), indirect EAC printing operations (mostly due to lower volumes of sale of printed products and the impact of our exit of our Houston, Texas facility in August 2018, such facility contributing approximately $800 in revenue during the six months ended June 30, 2018) and materials (mostly due reductions in pricing and the timing of customer orders). Revenue was also impacted by approximately $600 due to unfavorable exchange rates (principally the euro versus the United States dollar) during the six months ended June 30, 2019.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2019 was $10,137, compared with cost of sales of $9,267 for the three months ended June 30, 2018, an increase of $870, or 9.4%. Gross profit for the three months ended June 30, 2019 was $5,142, compared with gross profit of $1,590 for the three months ended June 30, 2018. Gross profit percentage was 33.7% for the three months ended June 30, 2019, compared with 14.6% for the three months ended June 30, 2018. The increase in our gross profit was primarily due to an increase in our volume of products sold resulting in improved leverage of our fixed cost base and cost savings associated with our 2018 global cost realignment program (primarily costs associated with our former Houston, Texas facility and a reduction in consulting and professional fees of approximately $28), offset by an unfavorable product mix. In addition, we realized a net benefit in cost of sales associated with a reduction in net charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories of approximately $889 (principally due to the $561 charge associated with our industrial microwave inventories recorded during the three months ended June 30, 2018). Offsetting this net benefit in cost of sales was net negative experience related to product warranties of approximately $336.

Cost of sales for the six months ended June 30, 2019 was $17,074, compared with cost of sales of $18,544 for the six months ended June 30, 2018, a decrease of $1,470, or 7.9%. Gross profit for the six months ended June 30, 2019 was $7,784, compared with gross profit of $4,206 for the six months ended June 30, 2018. Gross profit percentage was 31.3% for the six months ended June 30, 2019, compared with 18.5% for the six months ended June 30, 2018. The increase in our gross profit was primarily due to an increase in our volume of products sold resulting in improved leverage of our fixed cost base and cost savings associated with our 2018 global cost realignment program (primarily costs associated with our former Houston, Texas facility and a reduction in consulting and professional fees of approximately $167), offset by an unfavorable product mix. In addition, we realized net benefits in cost of sales associated with a reduction in net charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories of approximately $798 (principally due to the $561 charge associated with our industrial microwave inventories recorded during the three months ended June 30, 2018) and the absence of approximately $258 (approximately $17 in other exit costs and $241 in asset impairments) in charges associated with our consolidation of our 3D printing operations from our facility in Desenzano del Garda, Italy into our Gersthofen, Germany facility. Offsetting these net benefits in cost of sales was net negative experience related to product warranties of approximately $536.

Research and Development

Research and development expenses for the three months ended June 30, 2019 were $2,537, compared with research and development expenses of $3,235 for the three months ended June 30, 2018, a decrease of $698, or 21.6%. The decrease in research and development expenses was primarily due to decreases in employee-related costs (principally salaries and benefits) of approximately

$277 and consulting and professional fees of approximately $519 (both reductions primarily as a result of our 2018 global cost realignment program). These decreases were offset by an increase in material costs of approximately $144, primarily associated with our development of the X1 25PROTM direct 3D printing machine and S-MAX PROTM indirect 3D printing machine.

Research and development expenses for the six months ended June 30, 2019, were $4,969 compared with research and development expenses of $6,030 for the six months ended June 30, 2018, a decrease of $1,061, or 17.6%. The decrease in research and development expenses was primarily due to decreases in employee-related costs (principally salaries and benefits) of approximately $460 and consulting and professional fees of approximately $779 (both reductions primarily as a result of our 2018 global cost realignment program). These decreases were offset by an increase in material costs of approximately $154, primarily associated with our development of the X1 25PROTM direct 3D printing machine and S-MAX PROTM indirect 3D printing machine.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2019 were $6,167, compared with selling, general and administrative expenses of $6,353 for the three months ended June 30, 2018, a decrease of $186, or 2.9%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (salaries and benefits) of approximately $1,172 (including approximately $708 in employee termination costs associated with the change in our Chief Executive Officer and our 2018 global cost realignment program recorded during the three months ended June 2018) as well as a reduction in consulting and professional fees (primarily as a result of our 2018 global cost realignment program) of approximately $72. These decreases were offset by increases associated with equity-based compensation of approximately $648 (primarily due to pre-vesting forfeitures associated with the change in our Chief Executive Officer in June 2018), and an increase in costs associated with trade show related activities of approximately $469, primarily associated with our investment in the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event).

Selling, general and administrative expenses for the six months ended June 30, 2019 were $11,590, compared with selling, general and administrative expenses of $12,555 for the six months ended June 30, 2018, a decrease of $965, or 7.7%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (salaries and benefits) of approximately $1,648 (including approximately $708 in employee termination costs associated with the change in our Chief Executive Officer and our 2018 global cost realignment program, recorded during the three months ended June 2018), a reduction in consulting and professional fees (primarily as a result of our 2018 global cost realignment program) of approximately $182 and an increase in net recoveries for bad debts of approximately $113. These decreases were offset by increases associated with equity-based compensation of approximately $704 (primarily due to pre-vesting forfeitures associated with the change in our Chief Executive Officer in June 2018), and an increase in costs associated with trade show related activities of approximately $481, primarily associated with our investment in the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event).

Interest Expense

Interest expense for the three months ended June 30, 2019 was $71, compared with interest expense of $73 for the three months ended June 30, 2018, a decrease of $2, or 2.7%. Amounts for both periods consisted principally of interest expense associated with our revolving credit facility with a related party and the building note payable associated with our global headquarters in North Huntingdon, Pennsylvania.

Interest expense for the six months ended June 30, 2019 was $142, compared with interest expense of $106 for the six months ended June 30, 2018, an increase of $36, or 34.0%. The increase in interest expense was principally due to interest incurred in connection with our revolving credit facility with a related party entered into on March 12, 2018 (approximately $100 during the six months ended June 30, 2019 as compared to $59 during the six months ended June 30, 2018).

Other Expense (Income) – Net

Other expense (income) – net for the three months ended June 30, 2019 was $57, compared with other expense (income) – net of ($52) for the three months ended June 30, 2018. Other expense (income) – net for the six months ended June 30, 2019 was $69, compared with other expense (income) – net of ($98) for the six months ended June 30, 2018. Amounts for each of the periods consisted principally of interest income on cash and cash equivalents balances and net foreign exchange losses (gains) on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future. Changes between each of the periods consisted principally of changes in net foreign exchange losses (gains) based principally on changes in the euro and Japanese yen against the United States dollar.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2019 and 2018 was $99 and $18, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2019 and 2018 was ($701) and $35, respectively. We have completed a discrete period computation of our provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2019 and 2018 was 2.7% (provision on a loss) and 0.2% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 7.8% (benefit on a loss) and 0.2% (provision on a loss), respectively. For the three months ended June 30, 2019 and 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods. For the six months ended June 30, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the six months ended June 30, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods.

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

Impairment

During the three months ended June 30, 2019, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of approximately $3,789 and $8,285 for the three months and six months ended June 30, 2019, respectively. At June 30, 2019, we had approximately $5,462 in unrestricted cash and cash equivalents.

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

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently Chairman of our Board of Directors (the “Board”), relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (approximately 7.4% and 7.5% at June 30, 2019 and December 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% (approximately $188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception and June 30, 2019 the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, we do not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds under the credit facility, by LBM.

There were no borrowings by us under the LBM Credit Agreement from March 12, 2018 (inception) through June 30, 2019.

Cash Flows

The following table summarizes the significant components of cash flows for each of the six month periods ended June 30, 2019 and 2018, and our cash, cash equivalents, and restricted cash balances at June 30, 2019 and December 31, 2018:

	Six Months Ended
	June 30,
	2019	2018
Net cash used for operating activities	$(1,497)	$(7,873)
Net cash used for investing activities	(420)	(794)
Net cash provided by (used for) financing activities	22	(267)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(197)
Net change in cash, cash equivalents, and restricted cash	$(1,888)	$(9,131)

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,462	$7,592
Restricted cash	1,790	1,548
Cash, cash equivalents, and restricted cash	$7,252	$9,140

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2019 was $1,497, compared with net cash used for operating activities of $7,873 for the six months ended June 30, 2018. The net decrease in outflows of $6,376 was due to a decrease in our net loss net of noncash items (changes further described above) and a net decrease in working capital attributable to a decrease in net cash outflows related to inventory production of our 3D printing machines and the timing of payments to our suppliers and vendors for our production and operating expenses, partially offset by a decrease in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales).

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2019 was $420, compared with net cash used for investing activities of $794 for the six months ended June 30, 2018.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans), offset by proceeds from the sale of property and equipment.

We expect our remaining 2019 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of approximately less than $1,000). We also expect to receive net proceeds from the sale of our former Houston, Texas facility of approximately $1,000 during 2019.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $22, compared with net cash used for financing activities of $267 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, net cash provided by financing activities included approximately $171 in cash inflows associated with proceeds from the exercise of stock options by employees. This amount was offset by approximately $68 in cash outflows associated with taxes related to the net settlement of equity-based awards. Net cash outflows for the six months ended June 30, 2018 included cash outflows of approximately $188 in debt issuance costs associated with our revolving credit facility with a related party (further described above). Activity for both periods also included principal payments on outstanding debt.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At June 30, 2019, total outstanding financial guarantees and letters of credit issued by us were approximately $1,375 (€1,209) with expiration dates ranging from July 2019 through February 2023. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by us were approximately $1,136 (€992). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.     Other Information.

On August 6, 2019, Brian W. Smith informed the Board that he would be leaving the Company to dedicate more time to his external strategic business and philanthropic activities effective August 24, 2019.

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

Exhibit Number	Description	Method of Filing

10.1	Employment Agreement dated May 15, 2019 between the Company and John F. Hartner.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 7, 2019