Form 10-Q
period 2019-09-30
ExOne Co
filed 2019-11-07
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, 16,413,473 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$10,884	$16,589	$35,742	$39,339
Cost of sales	8,006	10,016	25,080	28,560
Gross profit	2,878	6,573	10,662	10,779
Operating expenses
Research and development	2,430	2,444	7,399	8,474
Selling, general and administrative	5,326	5,200	16,916	17,755
	7,756	7,644	24,315	26,229
Loss from operations	(4,878)	(1,071)	(13,653)	(15,450)
Other expense (income)
Interest expense	85	73	227	179
Other income ̶ net	(134)	(838)	(65)	(936)
	(49)	(765)	162	(757)
Loss before income taxes	(4,829)	(306)	(13,815)	(14,693)
Provision (benefit) for income taxes	15	17	(686)	52
Net loss	$(4,844)	$(323)	$(13,129)	$(14,745)
Net loss per common share:
Basic	$(0.30)	$(0.02)	$(0.81)	$(0.91)
Diluted	$(0.30)	$(0.02)	$(0.81)	$(0.91)
Comprehensive loss:
Net loss	$(4,844)	$(323)	$(13,129)	$(14,745)
Other comprehensive loss:
Foreign currency translation adjustments	(1,387)	(429)	(1,580)	(1,267)
Comprehensive loss	$(6,231)	$(752)	$(14,709)	$(16,012)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,756	$7,592
Restricted cash	1,364	1,548
Accounts receivable ̶ net	3,711	6,393
Current portion of net investment in sales-type leases	210	302
Inventories ̶ net	18,610	15,930
Prepaid expenses and other current assets	3,219	2,438
Total current assets	31,870	34,203
Property and equipment ̶ net	39,146	41,906
Net investment in sales-type leases ̶ net of current portion	792	1,351
Other noncurrent assets	408	222
Total assets	$72,216	$77,682
Liabilities
Current liabilities:
Current portion of long-term debt	$151	$144
Accounts payable	6,035	4,376
Accrued expenses and other current liabilities	4,116	6,049
Current portion of contract liabilities	8,824	2,343
Total current liabilities	19,126	12,912
Related party revolving credit facility	2,000	—
Long-term debt ̶ net of current portion	1,250	1,364
Contract liabilities ̶ net of current portion	227	527
Other noncurrent liabilities	250	104
Total liabilities	22,853	14,907
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,346,960 (2019) and 16,234,201 (2018) shares issued and outstanding	163	162
Additional paid-in capital	176,510	175,214
Accumulated deficit	(114,982)	(101,853)
Accumulated other comprehensive loss	(12,328)	(10,748)
Total stockholders' equity	49,363	62,775
Total liabilities and stockholders' equity	$72,216	$77,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(13,129)	$(14,745)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	3,491	4,039
Equity-based compensation	1,076	656
Amortization of debt issuance costs	70	52
Provision (recoveries) for bad debts ̶ net	264	(40)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	37	910
Gain from disposal of property and equipment ̶ net	(2)	(33)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	2,790	3,014
Decrease in net investment in sales-type leases	218	152
Increase in inventories	(4,373)	(7,458)
Increase in prepaid expenses and other assets	(827)	(761)
Increase (decrease) in accounts payable	1,822	(637)
Decrease in accrued expenses and other liabilities	(1,934)	(206)
Increase in contract liabilities	6,301	6,168
Net cash used for operating activities	(4,196)	(8,889)
Investing activities
Capital expenditures	(613)	(1,192)
Proceeds from sale of property and equipment	3	77
Net cash used for investing activities	(610)	(1,115)
Financing activities
Proceeds from related party revolving credit facility	2,000	—
Proceeds from exercise of employee stock options	289	521
Payments on long-term debt	(111)	(106)
Taxes related to the net share settlement of equity-based awards	(68)	—
Debt issuance costs	—	(265)
Other	(10)	(13)
Net cash provided by financing activities	2,100	137
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(314)	(294)
Net change in cash, cash equivalents, and restricted cash	(3,020)	(10,161)
Cash, cash equivalents, and restricted cash at beginning of period	9,140	22,178
Cash, cash equivalents, and restricted cash at end of period	$6,120	$12,017

Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,635	$1,521
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$485	$847
Property and equipment reclassified as assets held for sale	$—	$822
Property and equipment included in accounts payable	$48	$48
Property and equipment included in accrued expenses and other current liabilities	$—	$4
Property and equipment acquired through financing arrangements	$—	$14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	1,402	1,402
Equity-based compensation	—	—	379	—	—	379
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at March 31, 2018	16,150	161	174,097	(95,571)	(8,082)	70,605
Net loss	—	—	—	(8,037)	—	(8,037)
Other comprehensive loss	—	—	—	—	(2,240)	(2,240)
Equity-based compensation	—	—	(5)	—	—	(5)
Balance at June 30, 2018	16,150	161	174,092	(103,608)	(10,322)	60,323
Net loss	—	—	—	(323)	—	(323)
Other comprehensive loss	—	—	—	—	(429)	(429)
Equity-based compensation	—	—	282	—	—	282
Exercise of employee stock options	66	1	520	—	—	521
Common stock issued from equity incentive plan	17	—	—	—	—	—
Balance at September 30, 2018	16,233	$162	$174,894	$(103,931)	$(10,751)	$60,374

Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive loss	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	38	—	—	—	—	—
Balance at March 31, 2019	16,295	163	175,749	(106,349)	(11,524)	58,039
Net loss	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	—	583	583
Equity-based compensation	—	—	642	—	—	642
Exercise of employee stock options	13	—	97	—	—	97
Common stock issued from equity incentive plan	10	—	—	—	—	—
Balance at June 30, 2019	16,318	163	176,488	(110,138)	(10,941)	55,572
Net loss	—	—	—	(4,844)	—	(4,844)
Other comprehensive loss	—	—	—	—	(1,387)	(1,387)
Equity-based compensation	—	—	(5)	—	—	(5)
Exercise of employee stock options	4	—	27	—	—	27
Common stock issued from equity incentive plan	25	—	—	—	—	—
Balance at September 30, 2019	16,347	$163	$176,510	$(114,982)	$(12,328)	$49,363

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

Related to the reclassifications further described above, amounts within the condensed statement of consolidated cash flows for the nine months ended September 30, 2018 associated with these changes have also been reclassified to conform to current period presentation.

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

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases.” This ASU requires lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. Previously, an asset and liability only were recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. In connection with the adoption of this guidance, the Company has completed an assessment resulting in an accumulation of all of its leasing arrangements and has validated the information for accuracy and completeness. Upon adoption of the new lease guidance, management recorded a right-of-use asset and lease liability, each in the amount of approximately $400, on the Company’s consolidated balance sheet for various types of operating leases, including certain machinery and other equipment and vehicles. This amount is equivalent to the aggregate future minimum lease payments on a discounted basis. The Company has also elected to apply the package of transitional practical expedients of the new lease guidance by allowing the Company to not: (1) reassess if expired or existing contracts are, or contain, leases; (2) reassess lease classification for any expired or existing leases; and (3) reassess initial direct costs for any existing leases. Additionally, in July 2018, the FASB issued guidance to provide for an alternative transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its consolidated financial statements. The Company has utilized this alternative transition method in connection with its adoption on January 1, 2019. The Company has included the enhanced disclosures required by this guidance in its condensed consolidated financial statements (Note 11).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under this ASU, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2020. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of $4,844 and $13,129 for the three months and nine months ended September 30, 2019, respectively. At September 30, 2019, the Company had $4,756 in unrestricted cash and cash equivalents.

Since its inception the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent secondary offerings) of $168,361 to fund its operations. In March 2018, the Company entered into a three-year, $15,000 revolving credit facility with a related party (Note 13) to provide additional funding for working capital and general corporate purposes. At September 30, 2019, $13,000 remained available under the related party revolving credit facility. In June 2018, the Company initiated a 2018 global cost realignment program focused on a reduction in the Company’s production overhead costs and operating expenses in an effort to drive efficiency in its operations and preserve capital.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(10,941)	$(10,322)	$(10,748)	$(9,484)
Other comprehensive loss	(1,387)	(429)	(1,580)	(1,267)
Balance at end of period	$(12,328)	$(10,751)	$(12,328)	$(10,751)

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

As the Company incurred a net loss during each of the three months and nine months ended September 30, 2019 and 2018, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (828,059 – 2019 and 513,970 – 2018) and unvested restricted stock issued (66,513 – 2019 and 67,001 – 2018), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(4,844)	$(323)	$(13,129)	$(14,745)
Weighted average shares outstanding (basic and diluted)	16,332,974	16,182,818	16,296,554	16,157,143
Net loss per common share:
Basic	$(0.30)	$(0.02)	$(0.81)	$(0.91)
Diluted	$(0.30)	$(0.02)	$(0.81)	$(0.91)

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
3D printing machines	$3,972	$9,700	$16,532	$17,434
3D printed and other products, materials and services	6,912	6,889	19,210	21,905
	$10,884	$16,589	$35,742	$39,339

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02 (Note 11).

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets) and deferred revenue and customer prepayments (contract liabilities) in the accompanying condensed consolidated balance sheet. The Company considers a number of factors in its evaluation of the creditworthiness of its customers, including past due amounts, past payment history, and current economic conditions. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services. There were no other significant changes in contract liabilities during the three months or nine months ended September 30, 2019. Contract assets are not significant.

For the nine months ended September 30, 2019, the Company recognized revenue of $1,714 related to contract liabilities at January 1, 2019.

At September 30, 2019, the Company had approximately $25,800 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $21,700 was expected to be fulfilled during the twelve months following such date.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 11) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease and less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $481 and $225, respectively. During the three months ended September 30, 2019 and 2018, the Company recorded net provision (recoveries) for bad debts of $414 and ($3), respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded net provision (recoveries) for bad debts of $264 and ($40), respectively.

Note 6. Restructuring

Houston, Texas

In August 2018, the Company committed to a plan to consolidate certain of its 3D printing operations from its Houston, Texas facility into its Troy, Michigan facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended September 30, 2018, the Company recorded a charge of $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During the three months ended September 30, 2018, the Company recorded an additional charge of $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations during the three months ended September 30, 2018.

In September 2019, the Company reached agreement with a third party for the sale of certain property and equipment ($822 included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet for each of the periods presented) associated with the former Houston, Texas facility. The Company expects to receive net proceeds from the sale of the property and equipment of approximately $1,000 during the three months ended December 31, 2019 and to record a corresponding gain on the sale of approximately $200 from the disposal.

Desenzano del Garda, Italy

In December 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During the three months ended December 31, 2017, the Company recorded a charge of $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, the Company recorded an additional charge of $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. During the three months ended June 30, 2018, the Company recorded an additional charge of $13 associated with asset impairments related to this plan. In addition, during the three months ended June 30, 2018, the Company recorded a gain from disposal of certain property and equipment of $51 (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss). Charges associated with other exit costs recorded during the six months ended June 30, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three and six months ended June 30, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by the Company. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations and other exit costs (remaining facility rent payments) during 2018.

Note 7. Impairment

During the three months ended September 30, 2019, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$4,756	$7,592
Restricted cash	1,364	1,548
Cash, cash equivalents, and restricted cash	$6,120	$9,140

Restricted cash at September 30, 2019 and December 31, 2018 includes $857 and $1,044, respectively, associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 12). Restricted cash at September 30, 2019 and December 31, 2018 includes $507 and $504, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 9. Inventories

Inventories consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Raw materials and components	$8,734	$7,747
Work in process	6,099	5,147
Finished goods	3,777	3,036
	$18,610	$15,930

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

At September 30, 2019 and December 31, 2018, the allowance for slow-moving and obsolete inventories was $3,684 and $4,143, respectively, and has been reflected as a reduction to inventories (principally raw materials and components).

During the three months ended June 30, 2018, the Company recorded a charge of $561 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss attributable to certain industrial microwave inventories based on a sustained absence of demand for such curing solutions and a decision by the Company to discontinue future manufacturing of such industrial microwaves.

Note 10. Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard twelve-month warranty. Generally, at the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to cost of sales in the period such a determination is made.

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,223	$909	$1,670	$1,300
Provisions for new issuances	182	445	711	831
Payments	(409)	(236)	(1,257)	(564)
Reserve adjustments	(65)	(103)	(188)	(542)
Foreign currency translation adjustments	(20)	(11)	(25)	(21)
Balance at end of period	$911	$1,004	$911	$1,004

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

Through July 2019, certain of the Company’s operating lease arrangements were with related parties under common control (Note 18). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $4 and $28 for the three months and nine months ended September 30, 2019.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at September 30, 2019, were as follows:

2019	$39
2020	107
2021	71
2022	58
2023	9
Thereafter	3
Total minimum lease payments	287
Less: Present value discount	(26)
Total operating lease liabilities	$261

For the three months and nine months ended September 30, 2019, lease cost under operating lease arrangements was $94 (including $44 relating to short-term lease arrangements) and $305 (including $156 relating to short-term lease arrangements), respectively.

Supplemental information related to operating lease arrangements (with initial terms greater than twelve months) was as follows at and for the nine months ended September 30, 2019:

Operating lease right-of-use assets included in other noncurrent assets	$261
Operating lease liabilities included in accrued expenses and other current liabilities	$108
Operating lease liabilities included in other noncurrent liabilities	$153
Right-of-use assets obtained in exchange for new operating lease liabilities	$10
Cash paid for amounts included in the measurement of operating lease liabilities	$147
Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	6.6%

As previously disclosed under the prior lease accounting standard, future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2018, were as follows:

2019	$170
2020	111
2021	76
2022	67
2023	12
Thereafter	5
$441

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At September 30, 2019, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

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

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type
Revenue	$261	$—	$336	$—	$1,287	$—	$788	$—
Interest income(a)	$—	$21	$—	$12	$—	$76	$—	$38

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Future minimum lease payments receivable	$1,650	$1,969
Less: Allowance for doubtful accounts	(412)	—
Net future minimum lease payments receivable	1,238	1,969
Less: Unearned interest income	(236)	(316)
Net investment in sales-type leases	$1,002	$1,653

During the three months and nine months ended September 30, 2019, the Company recorded a provision for bad debt of $416 based on a deterioration in credit quality of a lessee. There were no such provisions recorded during the three months or nine months ended September 30, 2018.

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements at September 30, 2019, were as follows:

	Operating	Sales-type
2019	$278	$112
2020	259	377
2021	48	377
2022	—	377
2023	—	407
Thereafter	—	—
Total minimum lease payments	$585	$1,650
Less: Allowance for doubtful accounts		(412)
Less: Present value discount		(236)
Future minimum lease payments receivable		$1,002

As previously disclosed under the prior lease accounting standard, minimum future rentals under non-cancellable operating and sales-type lease arrangements at December 31, 2018, were as follows:

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility with a German bank which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for an aggregate of approximately $1,400 (€1,300). In addition, ExOne GmbH may use the credit facility for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least 30 days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The credit facility has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the credit facility. There are no negative covenants associated with the credit facility. The credit facility has been guaranteed by the Company. At September 30, 2019 and December 31, 2018, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the credit facility. At September 30, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were $857 (€785) with expiration dates ranging from October 2019 through March 2020. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were $1,044 (€912).

In addition to amounts issued by ExOne GmbH under the credit facility, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the existing credit facility. At September 30, 2019 and December 31, 2018, ExOne GmbH had a singular financial guarantee outstanding under a separate agreement for $87 (€80) and $96 (€80), respectively, with an expiration date of February 2023. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Note 13. Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Board of Directors (the “Board”) of the Company, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (7.0% and 7.5% at September 30, 2019 and December 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At September 30, 2019 and December 31, 2018, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

During the three months ended September 30, 2019, the Company borrowed $2,000 under the LBM Credit Agreement which remained outstanding at September 30, 2019. There were no borrowings by the Company under the LBM Credit Agreement during any period prior to the three months ended September 30, 2019 from its inception (March 12, 2018).

The Company incurred $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM).

During the three months and nine months ended September 30, 2019, the Company recorded interest expense relating to the LBM Credit Agreement of $65 and $165, respectively. Included in interest expense for the three months and nine months ended September 30, 2019 was $22 and $66, respectively, associated with amortization of debt issuance costs. At September 30, 2019 and December 31, 2018, remaining debt issuance costs were $129 and $195, respectively (of which $88 was included in prepaid expenses and other current assets for both periods and $41 and $107, respectively, was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Also included in interest expense for the three months and nine months ended September 30, 2019 was $43 and $99, respectively, associated with interest on borrowings and the commitment fee on the unused portion of the revolving credit facility. At September 30, 2019 and December 31, 2018, $20 and $10, respectively, was included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at September 30, 2019 and December 2018 were settled by the Company in October 2019 and January 2019, respectively.

During the three months and nine months ended September 30, 2018, the Company recorded interest expense relating to the LBM Credit Agreement of $51 and $110, respectively.

Note 14. Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2019 and 2018 was $15 and $17, respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2019 and 2018 was ($686) and $52, respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2019 and 2018 was 0.3% (provision on a loss) and 5.6% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 5.0% (benefit on a loss) and 0.4% (provision on a loss), respectively. For the three months ended September 30, 2019 and 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods. For the nine months ended September 30, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the nine months ended September 30, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$105	$1,871	$1,186	$1,775
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions of prior years	2	38	4	156
Reductions for tax positions of prior years	—	(487)	(1,075)	(487)
Settlements	—	—	—	—
Foreign currency translation adjustments	(5)	(16)	(13)	(38)
Balance at end of period	$102	$1,406	$102	$1,406

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the provision (benefit) for income taxes for any of the periods presented.

At December 31, 2018, there was $820 in unrecognized tax benefits (including accrued interest and penalties) that if recognized would affect the annual effective tax rate. Such amounts were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2018. There were no such unrecognized tax benefits at September 30, 2019.

At December 31, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

Note 15. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At September 30, 2019, 654,134 shares remained available for future issuance under the Plan.

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

On February 7, 2018, the Compensation Committee of the Board adopted the 2018 Annual Incentive Program (the “2018 Program”) as a subplan under the Plan. The 2018 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2018 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board) or a combination of financial and non-financial goals.  The Compensation Committee of the Board retained negative discretion over amounts payable under the 2018 Program.

On February 6, 2019, the Compensation Committee of the Board adopted the 2019 Annual Incentive Program (the “2019 Program”) as a subplan under the Plan. The 2019 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2019 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board) or a combination of financial and non-financial goals. The Compensation Committee of the Board retained negative discretion over amounts payable under the 2019 Program. During the three months ended September 30, 2019, the Company recorded a net reversal of $376 to equity-based compensation expense based on a change in the estimated outcome of the defined financial goals for 2019 under the 2019 Program.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity-based compensation expense recognized:
Stock options	$195	$103	$511	$131
Restricted stock	171	108	545	314
Other(a)	(371)	71	20	211
Total equity-based compensation expense before income taxes	(5)	282	1,076	656
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$(5)	$282	$1,076	$656

(a)

For the three months and nine months ended September 30, 2019, Other represents activity associated with the 2019 Program and other employee contractual amounts to be settled in equity. For the three months and nine months ended September 30, 2018, Other represents activity associated with the 2018 Program and other employee contractual amounts to be settled in equity.

(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At September 30, 2019, total future compensation expense related to unvested awards yet to be recognized by the Company was $992 for stock options and $293 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Weighted average fair value per stock option	$2.77 - $3.68	$3.01 - $3.77
Volatility	54.0% - 60.1%	62.6% - 63.7%
Average risk-free interest rate	1.5% - 2.5%	2.5% - 2.7%
Dividend yield	0.0%	0.0%
Expected term (years)	2.5 - 3.5	3.1 - 3.3

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

The activity for stock options was as follows for the periods indicated:

	Nine Months Ended September 30,
	2019			2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	621,986	$10.66	$5.52	674,470	$11.58	$6.41
Stock options granted	290,610	$7.35	$2.95	147,500	$7.01	$3.13
Stock options exercised	(40,432)	$7.17	$3.03	(65,833)	$7.91	$3.87
Stock options forfeited	(9,773)	$7.67	$3.70	(133,835)	$9.44	$5.15
Stock options expired	(34,332)	$16.87	$10.30	(108,332)	$13.28	$7.58
Outstanding at end of period	828,059	$9.44	$4.56	513,970	$10.94	$5.89
Stock options exercisable at end of period	403,479	$11.30	$6.02	360,132	$12.41	$6.90
Stock options expected to vest at end of period	424,580	$7.68	$3.18	153,838	$7.49	$3.52

At September 30, 2019, intrinsic value associated with stock options exercisable and expected to vest was $232 and $557, respectively. The weighted average remaining contractual term of stock options exercisable and stock options expected to vest at September 30, 2019, was 4.0 years and 4.5 years, respectively. Stock options with an aggregate intrinsic value of $358 were exercised by employees during the nine months ended September 30, 2019, resulting in proceeds to the Company from the exercise of stock options of $289. Stock options with an aggregate intrinsic value of $574 were exercised by employees during the nine months ended September 30, 2018, resulting in proceeds to the Company from the exercise of stock options of $521. The Company received no income tax benefit related to stock option exercises in any period.

The activity for restricted stock was as follows for the periods indicated:

	Nine Months Ended September 30,
	2019		2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	67,001	$8.30	52,502	$11.07
Restricted stock granted	66,763	$8.98	57,000	$7.39
Restricted stock vested	(62,251)	$8.65	(42,501)	$10.51
Restricted stock forfeited	(5,000)	$6.75	—	$—
Outstanding at end of period	66,513	$8.76	67,001	$8.30
Restricted stock expected to vest at end of period	66,513	$8.76	67,001	$8.30

Restricted stock that vested during the nine months ended September 30, 2019 and 2018, had a fair value of $535 and $326, respectively.

During the nine months ended September 30, 2019, the Company made cash payments for taxes of $68 relating to the net settlement of certain equity-based awards. There were no cash payments for taxes or net settlement of equity-based awards during the nine months ended September 30, 2018.

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

At September 30, 2019 and December 31, 2018, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	September 30,		December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,756	$4,756	$7,592	$7,592
Restricted cash	$1,364	$1,364	$1,548	$1,548
Debt issuance costs(a)	$129	$—	$195	$—
Current portion of long-term debt(b)	$151	$155	$144	$149
Long-term debt ̶ net of current portion(b)	$1,250	$1,267	$1,364	$1,384

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 13) of which $88 are included in prepaid expenses and other current assets for both periods and $41 and $107 are included in other noncurrent assets in the accompanying condensed consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively.

(b)	Carrying values at September 30, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $21 and $25, respectively.

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

Note 17. Concentration of Credit Risk

During the three months and nine months ended September 30, 2019 and 2018, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended September 30, 2019 and 2018, the Company’s five most significant customers represented 30.2% and 34.6% of total revenue, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s five most significant customers represented 23.8% and 17.9% of total revenue, respectively. At September 30, 2019 and December 31, 2018, accounts receivable from the Company’s five most significant customers were $638 and $2,344, respectively.

Note 18. Related Party Transactions

Purchases of products and/or services from related parties during the three months ended September 30, 2019 and 2018, were $5 and $4, respectively. Purchases of products and/or services from related parties during the nine months ended September 30, 2019 and 2018, were $63 and $16, respectively. Purchases of products and/or services by the Company during each of the respective periods primarily included website design services and leased office space (through July 2019) from related parties under common control by S. Kent Rockwell (currently the Chairman of the Board of the Company and previously the Executive Chairman and Chief Executive

Officer of the Company). Also included in purchases of products and/or services by the Company during the nine months ended September 30, 2019, was the purchase of a 3D printing machine and certain ancillary equipment for $30 from an educational institution determined to be a related party on the basis that S. Kent Rockwell serves as a trustee of the educational institution.

None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board.

Amounts due to related parties associated with the purchase of products and/or services at December 31, 2018 were $1 and are reflected in accounts payable in the accompanying condensed consolidated balance sheet. There were no amounts due to related parties associated with the purchase of products and/or services at September 30, 2019.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by S. Kent Rockwell for no consideration.  There were no such benefits received during the three months ended September 30, 2019. The Company estimates the fair market value of the benefits received during the nine months ended September 30, 2019 was $3. The Company estimates the fair market value of the benefits received during the three and nine months ended September 30, 2018 was $5.

Refer to Note 13 for further discussion relating to a revolving credit facility with a related party entered into in March 2018.

Note 19. Other Expense (Income) – Net

Other expense (income) – net consisted of the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on settlement of insurance claim	$(16)	$(819)	$(17)	$(819)
Interest income	(2)	(6)	(10)	(28)
Foreign currency gains – net	(136)	(39)	(85)	(138)
Bank fees	25	32	73	75
Other – net	(5)	(6)	(26)	(26)
	$(134)	$(838)	$(65)	$(936)

For the three and nine months ended September 30, 2018, gain on settlement of insurance claim represented $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third-party freight company while in transit.

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

We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and we assume no duty, and do not undertake, to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to consistently generate operating profits; fluctuations in our revenue and operating results; our competitive environment and our competitive position; our ability to enhance our current 3D printing machines and technology and develop new 3D printing machines; delays in customer capital equipment spending due to macroeconomic factors; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; and expectations regarding demand for our industrial products, operating revenue, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook.

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

Backlog

At September 30, 2019, our backlog was approximately $25,800 of which approximately $21,700 was expected to be fulfilled during the twelve months following such date. At December 31, 2018, our backlog was approximately $12,300.

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

Results of Operations

Net Loss

Net loss for the three months ended September 30, 2019 was $4,844, or $0.30 per basic and diluted share, compared with a net loss of $323 or $0.02 per basic and diluted share, for the three months ended September 30, 2018. Net loss for the nine months ended September 30, 2019, was $13,129, or $0.81 per basic and diluted share, compared with a net loss of $14,745 or $0.91 per basic and diluted share, for the nine months ended September 30, 2018.

The increase in our net loss for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was principally due to a reduction in our revenues and gross profit, as well as the absence of a gain from an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit (all changes further described below).

The decrease in our net loss for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was principally due to a decrease in our operating expenses (research and development and selling, general and administrative expense) mostly due to our 2018 global cost realignment program and a tax benefit associated with the reversal of previously recorded liabilities for uncertain tax positions, offset by a reduction in our revenues and gross profit and the absence of the aforementioned gain from an insurance recovery (all changes further described below).

Revenue

The following table summarizes revenue by product group:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
3D printing machines	$3,972	36.5%	$9,700	58.5%	$16,532	46.3%	$17,434	44.3%
3D printed and other products, materials and services	6,912	63.5%	6,889	41.5%	19,210	53.7%	21,905	55.7%
	$10,884	100.0%	$16,589	100.0%	$35,742	100.0%	$39,339	100.0%

Revenue for the three months ended September 30, 2019 was $10,884, compared with revenue of $16,589 for the three months ended September 30, 2018, a decrease of $5,705, or 34.4%. The decrease in revenue resulted from a decrease in revenue attributable to our 3D printing machines product group, offset by an increase in revenue attributable to our 3D printed and other products, materials and services product group. The decrease in revenues from 3D printing machines resulted from a lower volume of units sold (nine 3D printing machines sold during the three months ended September 30, 2019, as compared to 15 3D printing machines sold during the three months ended September 30, 2018), and an unfavorable mix of machines sold, with a greater share of direct printers sold as compared to indirect printers (such indirect printers generally bearing a higher average selling price as compared to direct printers). The increase in revenues from 3D printed and other products, materials and services principally resulted from an increase in aftermarket sales (maintenance services and replacement components) based on an increased global installed base of 3D printing machines offset by a decrease in materials (mostly due to reductions in pricing).

Revenue for the nine months ended September 30, 2019, was $35,742 compared with revenue of $39,339 for the nine months ended September 30, 2018, a decrease of $3,597, or 9.1%. The decrease in revenue resulted from a decrease in revenue attributable to both of our product groups. The decrease in revenues from 3D printing machines resulted from a lower average selling price of units sold (primarily due to the mix of 3D printing machines sold), offset by a slightly higher volume of units sold (30 3D printing machines sold during the nine months ended September 30, 2019, as compared to 28 3D printing machines sold during the nine months ended September 30, 2018). The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our direct EAC printing operations (mostly due to the timing of orders from a key customer), indirect EAC printing operations (mostly due to lower volumes of printed products and the impact of our exit of our Houston, Texas facility in August 2018, such facility contributing approximately $900 in revenue during the nine months ended September 30, 2018) and materials (mostly due to reductions in pricing based on external competition) offset by an increase in aftermarket sales based on an increased global installed base of 3D printing machines. Revenue was also impacted by approximately $700 due to unfavorable exchange rates (principally the euro versus the United States dollar) during the nine months ended September 30, 2019.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2019 was $8,006, compared with cost of sales of $10,016 for the three months ended September 30, 2018, a decrease of $2,010, or 20.1%. Gross profit for the three months ended September 30, 2019 was $2,878, compared with gross profit of $6,573 for the three months ended September 30, 2018. Gross profit percentage was 26.4% for the three months ended September 30, 2019, compared with 39.6% for the three months ended September 30, 2018. The decrease in our gross profit was primarily due to a decrease in our volume of products sold resulting in a reduction in leverage of our fixed cost base.

Cost of sales for the nine months ended September 30, 2019 was $25,080, compared with cost of sales of $28,560 for the nine months ended September 30, 2018, a decrease of $3,480, or 12.2%. Gross profit for the nine months ended September 30, 2019 was $10,662, compared with gross profit of $10,779 for the nine months ended September 30, 2018. Gross profit percentage was 29.8% for the nine months ended September 30, 2019, compared with 27.4% for the nine months ended September 30, 2018. The decrease in our gross profit was primarily due to a decrease in our volume of products sold resulting in a reduction in leverage of our fixed cost base and net negative experience related to product warranties of $367. These decreases were offset by cost savings associated with our 2018 global cost realignment program (primarily costs associated with our former Houston, Texas facility). In addition, we realized net benefits in cost of sales relating to a reduction in net charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories of $873 (principally due to the $561 charge associated with our industrial microwave inventories recorded during the three months ended June 30, 2018) and the absence of $223 in exit costs associated with our Desenzano del Garda, Italy and Houston, Texas facility consolidations.

Research and Development

Research and development expenses for the three months ended September 30, 2019 were $2,430, compared with research and development expenses of $2,444 for the three months ended September 30, 2018, a decrease of $14, or 0.6%. The decrease in research and development expenses was primarily due to decreases in amounts expected to be awarded under our 2019 Program of $47 based on a change in the estimated outcome of the defined financial goals for 2019 under the 2019 Program. This decrease was offset by an increase in material costs and consulting and professional fees of $22, primarily associated with our development of the X1 25PROTM direct 3D printing machine and S-MAX PROTM indirect 3D printing machine.

Research and development expenses for the nine months ended September 30, 2019, were $7,399 compared with research and development expenses of $8,474 for the nine months ended September 30, 2018, a decrease of $1,075, or 12.7%. The decrease in research and development expenses was primarily due to decreases in employee-related costs (principally salaries and benefits) of $353 and consulting and professional fees of $841 (both reductions primarily as a result of our 2018 global cost realignment program) and a decrease in amounts expected to be awarded under our 2019 Program of $87. These decreases were offset by an increase in material costs of $238, primarily associated with our development of the X1 25PROTM direct 3D printing machine and S-MAX PROTM indirect 3D printing machine.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2019 were $5,326, compared with selling, general and administrative expenses of $5,200 for the three months ended September 30, 2018, an increase of $126, or 2.4%. The increase in selling, general and administrative expenses was principally due to a net provision for bad debts of $414 during the three months ended September 30, 2019 as compared to net recoveries of $2 during the three months ended September 30, 2018. The net provision for bad debts recorded during the three months ended September 30, 2019 included a specific customer provision of $416 associated with a leasing arrangement based on deterioration in credit quality of the lessee. This increase was offset by a decrease of $239 associated with a reduction in equity-based compensation and other amounts expected to be awarded under our 2019 Program based on a change in the estimated outcome of the defined financial goals for 2019 under the 2019 Program.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $16,916, compared with selling, general and administrative expenses of $17,755 for the nine months ended September 30, 2018, a decrease of $839, or 4.7%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (salaries and benefits) of $1,524 (including $708 in employee termination costs associated with the change in our Chief Executive Officer and our 2018 global cost realignment program, recorded during the three months ended June 2018) and $240 of amounts expected to be awarded under our 2019 Program. These decreases were offset by increases associated with equity-based compensation of $675 (principally associated with changes in executive management), net provision for bad debts of $304 (further discussed above) and selling costs (sales promotion, trade show and external commissions) of $222, primarily associated with our investment in the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event).

Interest Expense

Interest expense for the three months ended September 30, 2019 was $85, compared with interest expense of $73 for the three months ended September 30, 2018, an increase of $12, or 16.4%. The increase in interest expense was principally due to interest incurred in connection with our related party revolving credit facility ($65 during the nine months ended September 30, 2019, as compared to $51 during the nine months ended September 30, 2018) based on borrowings of $2,000 under the related party revolving credit facility during the three months ended September 30, 2019. There were no such borrowings during the three months ended September 30, 2018.

Interest expense for the nine months ended September 30, 2019 was $227, compared with interest expense of $179 for the nine months ended September 30, 2018, an increase of $48, or 26.8%. The increase in interest expense was principally due to interest incurred in connection with our related party revolving credit facility entered into on March 12, 2018 ($165 during the nine months ended September 30, 2019, including interest expense associated with the aforementioned borrowings during the three months ended September 30, 2019 further discussed above, as compared to $110 during the nine months ended September 30, 2018).

Other Income – Net

Other income – net for the three months ended September 30, 2019 was $134, compared with other income – net of $838 for the three months ended September 30, 2018. Other income – net for the three months ended September 30, 2019 includes $136 in net foreign exchange gains on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future (principally due to the appreciation of the United States dollar against the euro). Other income – net for the three months ended September 30, 2018 includes $39 in net foreign exchange gains on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future (principally due to the appreciation of the United States dollar against the euro) and $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit.

Other income – net for the nine months ended September 30, 2019 was $65, compared with other income – net of $936 for the nine months ended September 30, 2018. Other income – net for the nine months ended September 30, 2019 includes $85 in net foreign exchange gains on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future (principally due to the appreciation of the United States dollar against the euro). Other income – net for the nine months ended September 30, 2018 includes $138 in net foreign exchange gains on commercial transactions and certain intercompany transactions between subsidiaries either settled or planned for settlement in the foreseeable future (principally due to the appreciation of the United States dollar against the euro) and $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2019 and 2018 was $15 and $17, respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2019 and 2018 was ($686) and $52, respectively. We have completed a discrete period computation of our provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2019 and 2018 was 0.3% (provision on a loss) and 5.6% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 5.0% (benefit on a loss) and 0.4% (provision on a loss), respectively. For the three months ended September 30, 2019 and 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods. For the nine months ended September 30, 2019, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period. For the nine months ended September 30, 2018, the effective tax rate differs from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the periods.

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

At December 31, 2018, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, we recorded a reversal of certain of our previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

Restructuring

In August 2018, we committed to a plan to consolidate certain of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. During the three months ended September 30, 2018, we recorded a charge of $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During the three months ended September 30, 2018, we recorded an additional charge of $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations during the three months ended September 30, 2018.

The consolidation of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility is expected to result in a reduction in our annual revenues of approximately $1,400. Revenues associated with our Houston, Texas facility were $153 and $944 for the three months and nine months ended September 30, 2018. We expect annualized cost savings related to this consolidation of approximately $1,800, with approximately $1,600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $200 in the form of reduced depreciation expense. Cost savings associated with the exit of this facility are expected to benefit cost of sales by approximately $1,600 and selling, general and administrative expenses by approximately $200. We expect to invest these cost savings into technological or process advancements that support either long-term cost benefits or revenue growth.

In September 2019, we reached agreement with a third party for the sale of certain property and equipment ($822 included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet for each of the periods presented) associated with the former Houston, Texas facility. We expect to receive net proceeds from the sale of the property and equipment of approximately $1,000 during the three months ended December 31, 2019 and to record a corresponding gain on the sale of approximately $200 from the disposal.

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. As a result of these actions, during the three months ended December 31, 2017, we recorded a charge of $72 split between cost of sales ($19) and selling, general and administrative expense ($53) associated with involuntary employee terminations related to this plan. During the three months ended March 31, 2018, we recorded an additional charge of $245 associated with other exit costs ($17) and asset impairments ($228) related to this plan. During the three months ended June 30, 2018, we recorded an additional charge of $13 associated with asset impairments related to this plan. In addition, during the three months ended June 30, 2018, we recorded a gain from disposal of certain property and equipment of $51 (recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss). Charges associated with other exit costs recorded during the six months ended June 30, 2018 were recorded to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during the three and six months ended June 30, 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying condensed statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which we abandoned. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations and other exit costs (remaining facility rent payments) during 2018.

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

Impairment

During the three months ended September 30, 2019, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. In addition, we incurred a net loss of $4,844 and $13,129 for the three months and nine months ended September 30, 2019, respectively. At September 30, 2019, we had $4,756 in unrestricted cash and cash equivalents.

We have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent secondary offerings) of $168,361 to fund our operations. In March 2018, we entered into a three-year, $15,000 revolving credit facility with a related party (further described below) to provide additional funding for working capital and general corporate purposes. At September 30, 2019, $13,000 remained available under the related party revolving credit facility. In June 2018, we initiated a 2018 global cost realignment program focused on a reduction in our production overhead costs and operating expenses in an effort to drive efficiency in our operations and preserve capital.

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

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently Chairman of our Board of Directors (the “Board”), relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provides for a term of three years (through March 12, 2021) and bears interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (7.0% and 7.5% at September 30, 2019 and December 31, 2018, respectively). The LBM Credit Agreement requires a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty. Borrowings under the LBM Credit Agreement have been collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At inception and September 30, 2019 the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the LBM Credit Agreement.

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

During the three months ended September 30, 2019, we borrowed $2,000 under the LBM Credit Agreement which remained outstanding at September 30, 2019. There were no borrowings by us under the LBM Credit Agreement during any period prior to the three months ended September 30, 2019 from its inception (March 12, 2018).

Cash Flows

The following table summarizes the significant components of cash flows for each of the nine month periods ended September 30, 2019 and 2018, and our cash, cash equivalents, and restricted cash balances at September 30, 2019 and December 31, 2018:

	Nine Months Ended
	September 30,
	2019	2018
Net cash used for operating activities	$(4,196)	$(8,889)
Net cash used for investing activities	(610)	(1,115)
Net cash provided by financing activities	2,100	137
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(314)	(294)
Net change in cash, cash equivalents, and restricted cash	$(3,020)	$(10,161)

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,756	$7,592
Restricted cash	1,364	1,548
Cash, cash equivalents, and restricted cash	$6,120	$9,140

Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2019 was $4,196, compared with net cash used for operating activities of $8,889 for the nine months ended September 30, 2018. The net decrease in outflows of $4,693 was due to a decrease in our net loss (changes further described above) net of noncash items and a net decrease in working capital attributable to a decrease in net cash outflows related to inventory production of our 3D printing machines and the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2019 was $610, compared with net cash used for investing activities of $1,115 for the nine months ended September 30, 2018.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans), offset by proceeds from the sale of property and equipment.

We expect our remaining 2019 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of less than $500).

In September 2019, we reached agreement with a third party for the sale of certain property and equipment associated with the former Houston, Texas facility. We expect to receive net proceeds from the sale of the property and equipment of approximately $1,000 during the three months ended December 31, 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $2,100, compared with net cash provided by financing activities of $137 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, net cash provided by financing activities included cash inflows of $2,000 associated with borrowings under our related party revolving credit facility and $289 associated with proceeds from the exercise of stock options by employees. These amounts were offset by cash outflows of $111 in principal payments on long-term debt and $68 associated with taxes related to the net settlement of equity-based awards.

For the nine months ended September 30, 2018, net cash provided by financing activities included cash inflows of $521 associated with proceeds from the exercise of stock options by employees. This amount was offset by cash outflows of $106 in principal payments on long-term debt and $265 in debt issuance costs associated with our related party revolving credit facility.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At September 30, 2019, total outstanding financial guarantees and letters of credit issued by us were $944 (€865) with expiration dates ranging from October 2019 through February 2023. At December 31, 2018, total outstanding financial guarantees and letters of credit issued by us were $1,136 (€992). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 7, 2019