Form 10-K
period 2019-12-31
ExOne Co
filed 2020-03-12
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(724) 863-9663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	XONE	The Nasdaq Stock Market

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

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $104.8 million.

As of March 12, 2020, 16,450,973 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of the coronavirus disease COVID-19; foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; and expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook.

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

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corporation was acquired by a third party. In 2007, we were acquired by S. Kent Rockwell through his wholly-owned company, Rockwell Forest Products, Inc. On January 1, 2013, the Company was formed when The Ex One Company, LLC was merged with and into a Delaware corporation formed in December 2012, which changed its name to The ExOne Company. On February 12, 2013, we completed our initial public offering, raising $90.4 million in unrestricted net proceeds after underwriting commissions and offering costs. Subsequent secondary offerings of our common stock have resulted in raising $78.0 million in additional unrestricted net proceeds after underwriting commissions and offering costs.

The Additive Manufacturing Industry and 3D Printing

3D printing is the most common type of an emerging manufacturing technology that is broadly referred to as additive manufacturing (“AM”). In general, AM is a term used to describe a manufacturing process that produces 3D objects directly from digital or computer models through the repeated deposit of very thin layers of material. 3D printing is the process of joining materials from a digital 3D model, usually layer by layer, to make objects using a printhead, nozzle, or other printing technology. The terms “AM” and “3D printing” are often used interchangeably, as the media and marketplace have popularized the term 3D printing rather than AM, which is the industry term. AM represents a transformational shift from traditional forms of manufacturing (e.g., machining or tooling), which are sometimes referred to as subtractive manufacturing. We believe that AM and 3D printing are increasingly poised to displace traditional subtractive manufacturing methodologies in a growing range of industrial applications.

AM methods generally include the following:

-	Material extrusion;
-	Material jetting;
-	Powder bed fusion;
-	Directed energy deposition;
-	Vat photopolymerization;
-	Sheet lamination; and
-	Binder jetting.

Each of the methods above includes one or more underlying technologies used to address specific applications. From our inception, our focus has been specifically targeted on binder jetting technologies for industrial applications.

Historically, AM had focused on prototyping and small, limited production in order to find acceptance of its varying technologies by end users in order to convince users of traditional methods of the viability of such new applications. As AM has evolved, the focus has progressed into production readiness and increasing reliability and repeatability standards associated with higher volumetric output and specifications that industrial applications demand.

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

Our binder jetting technology was developed over 20 years ago by researchers at MIT. Our 3D printing machines build or print products from computer-aided drafting (“CAD”) models by depositing successive thin layers of particles of materials such as silicate sands or metal or ceramic powders in a “build box.” A moveable printhead passes over each layer and deposits a chemical binding agent in the selected areas where the finished product will be materialized. Each layer can be unique.

Depending on the industrial material used in printing, printed products may need post-production processing. We generally use silica sand or foundry sand for casting, both of which typically require no additional processing. Products printed in other materials, such as metals or ceramics, or for use in specific applications, may need varying amounts of heat treating or sintering, drying or curing, or other post-processing or finishing.

Pre-Print. We believe that our customers have the opportunity to take greater advantage of the design freedom that our 3D printing technology provides. Each of our 3D printing machines uses standard front-end software which gives us the ability to collaborate with our customers to develop and refine CAD designs that meet our customers’ specifications and can be read and processed by our 3D printing machines. We continue to invest in additional pre-print capabilities and resources that empower our customers to fully exploit the design freedom of 3D printing. This includes collaborative agreements with third parties, including our simulation software development agreement entered into with ANSYS, Inc. in November 2019.

Industrial Materials. We supply printing materials to our customers that have been qualified for use with our machines. As we experience increased demand for our products globally, it is essential that the material supply chain and distribution channels be in close proximity to our current and prospective customers. For the highest quality printed products, the sand grains and metal or ceramic particles used in the 3D printing process must be uniform in size and meet very specific tolerances. We continue to focus on material development activities associated with our 3D printing process, including collaborative arrangements with customers targeted at local supply resources.

Our Machines. Each of our 3D printing machine platforms include a computer processor which controls the printhead(s) utilized in applying layers of binding agent to a material spread across the build area. Our 3D printing machines are differentiated by the varying size of our build box profiles and the speed at which we can jet binding agent and effectively distribute materials in the printing process. We currently manufacture our 3D printing machines in both Germany and the United States. Our machines serve direct (metal or ceramic) and indirect (sand) applications. Direct printing produces a component; indirect printing makes a tool to produce a component. Our focus is on enhancing our existing machine technologies by expanding our material capabilities for both direct and indirect applications, growing the size of our platforms to meet the needs of industrial customer volume demands and optimizing the speed and quality of our printing processes.

Our 3D printing machines are used primarily to manufacture industrial products that are ordered in relatively low volumes, are highly complex and have a high value to the customer. Our technology is not appropriate for the mass production of simple parts, such as certain higher volume injection molded parts or certain higher volume parts made in metal stamping machines. Traditional manufacturing technology is more economical in making those parts. While we expect over time to be able to increase the kinds of parts that we can make more economically than using subtractive manufacturing, we do not expect to use our technology to make simple, low-cost, mass-produced parts for the foreseeable future.

Post-Print Processing. After a product is printed, the bound and unbound powder in the build box requires curing of the chemical binding agent. For indirect printing of sand molds and cores, curing may occur at room temperature and the printed product is complete after the binder is cured. For certain binder types, a drying process (utilizing an industrial microwave or other means) may be necessary. The mold or core is then poured at a foundry, yielding the finished metal product. We believe that our casting technology offers a number of advantages over traditional casting methods, including enhanced design complexity, increased yield, weight reduction and improved thermal range.

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

Our Business Strategy

The principal elements of our growth strategy include:

-

Expand Our Customer and Application Focus. We intend to leverage our substantial experience in binder jetting technology to focus on the highest value industries and applications. We have made a significant investment in our commercial operations to drive our growth in this area.

-

Extend the Capabilities of Our Core Technology. We intend to expand our core binder jetting technology through our machine platforms while at the same time lowering the total cost of ownership of our systems for our customers. We are also focused on driving modularity among our various machine platforms for both direct and indirect applications.

-

Execute on 3D Printed and Other Products, Materials and Services Revenue Growth. We intend to execute on our plan to expand our offerings for 3D printed and other products, materials and services while better leveraging our growing global installed base of 3D printers.

Customers and Sales

Our Customers

Our customers are located primarily in the Americas, Europe/Middle East/Africa (“EMEA”) and Asia Pacific (“APAC”) regions. We are a party to non-disclosure agreements with many of our customers and, therefore, are often prohibited from disclosing many of our customers’ identities. Our customers include a number of Fortune 500 companies that are leaders in their respective markets. During 2019 and 2018, we conducted a significant portion of our business with a limited number of customers, though not necessarily the same customers for each respective period. During 2019 and 2018, our five most significant customers represented 17.4% and 16.5% of our total revenue, respectively. During 2019 and 2018, there were no customers that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period. The timing of such sales may be dependent on various factors, including a customer’s capital budgeting cycle, its facility preparedness and the terms of the underlying arrangement with a customer (including certain substantive acceptance provisions) which may vary from period to period. The nature of our revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of our revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

Educating Our Customers

Educating our customers and raising awareness in our target markets about the many uses and benefits of our binder jetting technology is an important part of our sales process. We believe that customers who experience the efficiency gains, decreased lead-time, increased design flexibility, and decreased cost potential of 3D printing, as compared to subtractive manufacturing, are more likely to purchase our 3D printing machines and be repeat customers of our products and services. We educate our customers on the design freedom, speed, and other benefits of 3D printing by providing printing and design services and support through our EACs. We also seek to expose key potential users to our products through our EACs, installed machines at customers’ locations, university programs, and sales and marketing efforts. Additionally, our EACs provide our customers exposure to a greater variety of our latest machine platforms and material sets.

ExOne Adoption Centers

We have established a network of EACs in North Huntingdon, Pennsylvania; Troy, Michigan; Gersthofen, Germany; and Kanagawa, Japan. Each of our EACs are certified to ISO 9001:2015 standards with various scopes. Through our EACs, we provide sales and marketing and delivery of support and printing services to our customers. Our customers see our 3D printing machines in operation and can evaluate their production capabilities before ordering a 3D printing machine or a printed product or service. While our centers are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets, we are focusing on enhancing our existing centers to enable adoption rather than geographic expansion. As described below, enhancing our positon in strategic locations around the world is an important part of our long-term business strategy.

Marketing and Sales

We market our products under the ExOne brand name in three major geographic regions — the Americas, EMEA and APAC. Our sales are made primarily by our global sales force. Our sales force is augmented, in certain territories, by representatives with specific industry or territorial expertise. Even where we are supported by a representative, substantially all of our product and service offerings provided by our EACs are sold directly to customers by us.

We believe that our direct selling relationship helps to create one of the building blocks for our business — the creation of true collaboration between us and industrial customers who are interested in 3D printing. Increasingly, industrial producers are considering shifting from subtractive manufacturing techniques to 3D printing. Our marketing efforts include educating potential customers about 3D printing technology through collaboration, starting with pre-production services and continuing with production and technical support at our EACs.

Competition

Other companies are active in the market for 3D printing products and services. These companies use a variety of AM methods, including:

-	Material extrusion;
-	Material jetting;
-	Powder bed fusion;
-	Directed energy deposition;
-	Vat photopolymerization;
-	Sheet lamination; and
-	Binder jetting.

Some of the companies that have developed and employ one or more AM technologies include: 3D Systems Corporation, Stratasys Inc., HP Inc., Desktop Metal, EOS GmbH, SLM Solutions, EnvisionTEC, Voxeljet AG and General Electric Co.

We also compete with established subtractive manufacturers in the industrial products market. These companies often provide large-scale, highly capitalized facilities that are designed or built to fill specific production purposes, usually mass production. However, we believe that we are well positioned to expand our share of the industrial products market from these manufacturers as AM applications increase. As our technologies improve and our unit cost of production decreases, we expect to be able to compete with subtractive manufacturing on a wide range of products, thereby expanding our addressable market.

We believe that our competitive strengths include:

-

Volumetric Output Rate. We believe that our binder jetting technology provides us the highest rate of volume output per unit of time among competing AM technologies. Because of our early entrance into the industrial market for AM and our investment in our core 3D printing technology, we have been able to improve the printing speed and expand the build box size of our 3D printing machines. As a result, we have made strides in improving the output efficiency of our 3D printing machines, as measured by volume output per unit of time. With continued advances in our core 3D printing technologies, we believe that our cost of production will continue to decline, increasing our ability to compete with subtractive manufacturing processes, particularly for complex products, effectively expanding our addressable market.

-

Printing Platform Size. The volumetric size of the build box area upon which we construct a product is important to industrial customers who may want to either make a high number of products per job run or make an industrial product that has large dimensions and is heavy in final form. We believe that our technology and experience give us the potential to develop large footprint platforms to meet the production demands of current and potential industrial customers. In addition, we have created machine platforms in various size ranges in order to scale our technology to the varying demands of our customers.

-

Industrial Materials. Our indirect 3D printing machines are able to manufacture sand molds and cores from silica sands and other specialty materials, which are the traditional materials for these casting products. Our direct 3D printing machines are capable of printing in a variety of industrial metals and ceramics. We are in varying stages of qualifying additional industrial materials for both indirect and direct applications and advancing materials that are printable in our machines. We also use liquid chemical binding agents during the printing process. We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies, such as laser-fusing technologies.

-

International Presence. Since our inception, we have structured our business to address major international markets. We have strategically established one or more EACs in each of the Americas, EMEA and APAC regions. Because many of our current or potential customers are global industrial companies, it is important that we have a presence in or near the areas where these companies have manufacturing facilities.

Suppliers

Our largest suppliers in 2019, based upon dollar volume of purchases, were Bauer GmbH & Co KG, Fuji Film Dimatix, Astro Manufacturing & Design and PEKO Precision Products.

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

Research and Development

We spent $9.9 million and $10.7 million on research and development during 2019 and 2018, respectively. We expect to continue to invest in our research and development activities in the future.

A significant portion of our research and development expenditures have been focused on the following:

-	Chemistry of print materials and binder formulation;
-	Mechanics of droplet flight into beds of powder;
-	Metallurgy of thermally processing metals that are printed through AM;
-	Mechanical design elements of our 3D printing machines;
-	Mechanics of spreading powders in a job box;
-	Evaluation of product applications utilizing our 3D printing machines;
-	Transfer of digital data through a series of software links to drive a printhead; and
-	Synchronizing all of the above to print ever-increasing volumes of material per unit of time.

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

We hold patents as a result of our own technological developments. Our patents were issued in the United States and in various foreign jurisdictions, including Germany and Japan. As a result of our commitment to research and development, we also have applied for other patents for equipment, processes, materials and 3D printing applications in the United States and in various foreign countries. The expiration dates of our patents range from 2021 to 2038. We are also a minority owner of patent rights for several patents in the United States and in various foreign jurisdictions as a successor interest to a 2003 agreement made between Generis GmbH and Extrude Hone GmbH.

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

Trademarks. We have registrations in the United States for the following trademarks: EXONE, X1 ExOne Digital Part Materialization (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, INNOVENT+, M-FLEX, M-PRINT, S MAX, S-MAX, S-PRINT, X1, X1-LAB, and X1 EXONE COLLABORATE. INNOVATE. ACCELERATE. (plus design). We also have pending applications in the United States the following trademarks: X1 25PRO, X1 160PRO, COLLABORATE. INNOVATE. ACCELERATE., and X1 EXONE (plus design). We also have registrations for the trademark EXONE in Canada, China, Europe (Community Trade Mark), Japan, and South Korea and an application pending for that trademark in Canada. We have registrations for X1 ExOne Digital Part Materialization (plus design) in Brazil, Canada, China, Europe (Community Trade Mark), Japan, and South Korea. We have an application pending in Canada for the trademark INNOVENT+. We have a registration for the trademark X1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark). We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, INNOVENT+, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark). We also have registration for the trademark S-PRINT in Canada, China, and Japan.

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

Backlog

At December 31, 2019, our backlog was approximately $31.1 million, of which approximately $27.1 million is expected to be fulfilled during the 12 months following such date. At December 31, 2018, our backlog was approximately $12.3 million.

Environmental Matters

Compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material impact on capital expenditures, earnings or our competitive position. We are not the subject of any legal or administrative proceeding relating to the environmental laws of the United States or any country in which we have an office. We have not received any notices of any violations of any such environmental laws.

Employees

At December 31, 2019, we employed a total of 313 (271 full-time) employees at our five global locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with employees are good.

Product, Geographic and Other Information

Refer to Note 5 and Note 23 to the consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Item 1A, “Risk Factors”. Other information relating to our revenues, measurement of profit or loss and total assets is provided in the consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K.

Sale-Leaseback of Gersthofen, Germany Facility

On December 10, 2019, ExOne Property GmbH and ExOne GmbH (our “German Subsidiaries”) entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of our European headquarters and operating facility in Gersthofen, Germany (the “Facility”) for a cash price of €17.0 million (approximately $18.5 million, of which approximately $2.2 million was received prior to December 31, 2019). Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract (the “Lease”) for the leaseback of the Facility for an initial aggregate annual rent totaling €1.5 million (approximately $1.7 million), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020.

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

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663.

Item 1A. Risk Factors.

RISK FACTORS

As a smaller reporting company (“SRC”), we are not required to provide a statement of risk factors on our Annual Report on Form 10-K.  However, we believe this information is valuable to our shareholders.  We reserve the right to not provide risk factors in future filings.

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

Since our inception, we have not consistently generated operating profits, and we may be unable to consistently generate operating profits in the future if we are unable to execute on our business plan. Our operating expenses (which include research and development and selling, general and administrative expenses) were $32.5 million and $33.9 million for 2019 and 2018, respectively. Our research and development expenses are primarily for continued investment in our binder jetting technologies, including 3D printing machine development and materials development. Our selling, general and administrative expenses are primarily for employee-related costs and professional service fees, including those associated with managing a public company. We believe that our operating expenses may increase in future periods as we pursue our growth strategies. Increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an adverse effect on our financial condition.

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

Our machine orders are often subject to the adoption and capital expenditure cycles of our customers. Thus, revenues and operating results for any future period are not predictable with any significant degree of certainty. Comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

-

Our ability to compete with competitors (some of which may also serve as current or future customers of our products) that have significantly more resources than we have, have larger and more experienced sales and service teams and have more experience bringing new products to the market;

-	The mix of machines and products that we sell during any period;
-	The length of the adoption cycle and sales cycle for our 3D printing machines;
-	Entry of new competitors into our markets;
-	Changes in our pricing policies or those of our competitors, including our response to price competition;
-

Delays between our expenditures to develop and market new or enhanced machines and products or to develop, acquire or license new technologies and processes and the generation of sales related thereto;

-	Changes in the amount we spend to promote our products and services;
-	The geographic distribution of our sales;
-	Changes in the cost of satisfying our warranty obligations and servicing our installed base of products;
-	Our level of research and development activities and their associated costs and rates of success;
-	Changes in the size and complexity of our organization;
-	Interruptions to or other problems with our information technology systems, manufacturing processes or other operations;
-	Changes in regulatory requirements governing the handling and use of certain chemicals or powders printed or used in our equipment;

-	General economic and industry conditions that affect end-user demand and end-user levels of product design and manufacturing; or
-	Changes in accounting rules and tax laws.

Due to the foregoing factors, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.

Customer demands for certain qualities and capabilities in our machines are constantly evolving.  We may not be able to respond to customer demand as quickly as a better capitalized competitor may be able to respond.

Generally, our business is focused on the sale of 3D printing machines for, and products manufactured using, AM. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in a market subject to innovation and rapidly developing and changing technology. A variety of technologies have the capacity to compete against one another in the AM market, which is, in part, driven by technological advances and end-user requirements and preferences, as well as the emergence of new standards and practices. Our ability to compete in the industrial AM market depends, in large part, on our success in enhancing and developing new 3D printing machines, in enhancing our current 3D printing machines, in enhancing and adding to our technology, and in developing and qualifying materials with which we can print. We believe that to remain competitive we must continuously enhance and expand the functionality and features of our products and technologies. However, we may not be able to:

-	Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective end-users;
-	Enhance our existing products and technologies;
-	Continue to leverage advances in binder jet printing and other industrial printhead technology;
-	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;
-	Develop products that are cost-effective or that otherwise gain market acceptance;
-	Distinguish ourselves from our competitors in our industry; and
-	Adequately protect our intellectual property as we develop new products and technologies.

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

We intend to continue to follow a strategy of product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, our revenues and demand for our products may decrease.

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

Some of our arrangements for 3D printing machines contain customer-specific provisions that may impact the period in which we recognize the related revenues under accounting principles generally accepted in the United States of America (“GAAP”).

Some customers that purchase 3D printing machines from us may require specific, customized factors relating to their intended use of the machine or the installation of the machine in the customers’ facilities. These specific, customized factors are often required by the customers to be included in our commercial agreements relating to the purchases. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that 3D printing machine sale.

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

We have significant manufacturing and development operations in Germany. In addition, a significant portion of our revenue is derived from transactions outside of the United States (60.8% and 54.3% for 2019 and 2018, respectively).

Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of Germany and other countries in which we sell or service machines, such as:

-	Challenges in providing solutions across a significant distance, in different languages and among different cultures;
-	Civil unrest, acts of terrorism and similar events;
-	Fluctuations in foreign currency exchange rates;
-	Potentially longer sales and payment cycles;
-	Potentially greater difficulties in collecting accounts receivable;
-	Potentially adverse tax consequences;
-	Reduced protection of intellectual property rights in certain countries;

-	Different, complex and changing laws governing intellectual property rights; sometimes affording reduced protection of intellectual property rights in certain countries;
-	Difficulties in staffing and managing foreign operations;
-	Laws and business practices favoring local competition;
-	Costs and difficulties of customizing products for foreign countries;
-	Compliance with a wide variety of complex foreign laws, treaties and regulations;
-	Restrictions imposed by local labor practices and laws on our business and operations;
-	Rapid changes in government, economic and political policies and conditions; political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events;
-	Operating in countries with a higher incidence of corruption and fraudulent business practices;
-	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;
-	Costs and difficulties of customizing products for foreign countries;
-	Transportation delays;
-	Tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
-	Becoming subject to the laws, regulations and court systems of many jurisdictions;
-

Specific and significant regulations, including the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) which, as of May 2018, imposes compliance obligations on companies who possess and use data of EU residents, with resultant fines and penalties for failure to comply;

-	Uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the EU (“Brexit”); and
-	Risks of violations of Foreign Corrupt Practices Act or similar anti-bribery laws.

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

Our commercial activities may be disrupted due to the outbreak of the new coronavirus-caused disease COVID-19.

A new coronavirus has caused the outbreak of a new disease, COVID-19, which has resulted in government-enforced travel and business closures in China and other countries. Our sales, installation and service of 3D printing machines in China and other countries may be disrupted and the future spread of the disease may cause our commercial efforts in other countries to be disrupted.  We may incur expenses or delays resulting in such events outside of our control, which could have a material adverse effect on our business, operating results and financial condition.

We may need to raise additional capital from time to time if we are going to meet our growth strategy and may be unable to do so on attractive terms.

Expanding our business to execute our growth strategy may require additional investments of capital from time to time, and our existing sources of cash and any funds generated from operations may not provide us with sufficient capital. For various reasons, including any current non-compliance with existing or future lending arrangements, additional financing may not be available when needed, or may not be available on terms favorable to us. If we fail to obtain adequate capital on a timely basis or if capital cannot be obtained at reasonable costs, we may not be able to achieve our planned rate of growth, which will adversely affect our results of operations. Additional equity financing may result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors. Also, although S. Kent Rockwell, our Chairman and our controlling stockholder, has previously provided capital to us through related entities (including our existing related party revolving credit facility), he has no obligation to do so and our stockholders should have no expectation that he will do so in the future.

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

Customers may use our 3D printing machines to print products that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that 3D printing machines were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our 3D printing machines, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our 3D printing machines. While we have never printed firearms in any of our EACs, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our 3D printing machines.

If any of our manufacturing facilities or EACs are disrupted, sales of our products may be disrupted, which could result in loss of revenues and an increase in unforeseen costs.

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. In addition, we have a network of EACs in the United States, Germany and Japan to provide sales and marketing and delivery of support and printing services to our customers. If the operations of these facilities are materially disrupted (including as a result of the coronavirus disease COVID-19), we would be unable to fulfill customer orders for the period of the disruption, we would not be able to recognize revenue on orders and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have an adverse effect on our results of operations.

Our manufacturing facilities, and our suppliers’ and our customers’ facilities are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third party manufacturers or suppliers, could significantly disrupt our or their operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities.  These delays could be lengthy and costly. If any of our manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal.  Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations.  In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of the coronavirus disease COVID-19) could have a negative effect on our operations and sales.

Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or customers for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, including Germany and Japan, and it may be difficult for us to restrict our competitors from benefiting from the expertise of our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

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

Sales of a significant number of shares of our common stock in the public markets or utilization of our universal shelf registration statement could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock, or the market perception that we are permitted to sell a significant number of our securities, would have on the market price of our common stock.

The market price of our common stock may fluctuate significantly.

The market price of our common stock has been and is expected to continue to be highly volatile and may be significantly affected by numerous factors, including the risk factors described in this report and other factors which are beyond our control and may not be directly related to our operating performance. These factors include:

-	Significant volatility in the market price and trading volume of securities of companies in our sector, which is not necessarily related to the operating performance of these companies;
-	Low average daily trading volumes commonly associated with a microcap entity;
-	A high level of short interest in our common stock relative to our outstanding public float;
-	The mix of products that we sell, and related services that we provide, during any period;
-	Delays between our expenditures to develop and market new products and the generation of sales from those products;
-	Changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;
-	Changes in our expenditures to promote our products and services;
-	Changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;
-	Success or failure of research and development projects of us or our competitors;
-	Announcements of technological innovations, new solutions or enhancements or strategic partnerships or acquisitions by us or one of our competitors;
-	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
-	The general tendency towards volatility in the market prices of shares of companies that rely on technology and innovation;
-	Changes in regulatory policies or tax guidelines;
-	Changes or perceived changes in earnings or variations in operating results;
-	Any shortfall in revenue or earnings from levels expected by investors or securities analysts;
-	Threatened or actual litigation;
-	Changes in our senior management; and
-	General economic trends and other external factors.

One of our principal stockholders is able to exert substantial influence in determining the outcome of matters which require the approval of our stockholders.

Our Chairman, S. Kent Rockwell, beneficially owns approximately 28% of our outstanding shares of common stock. As a holder of 28% of our shares of common stock, Mr. Rockwell may have effective control over the election of our Board of Directors (“Board”) and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes controlled by Mr. Rockwell.

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

The sale of shares by insiders, or even the perception that they may do so, could cause our stock price to decline.

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

As a public company with shares listed on The Nasdaq Stock Market, we incur significant accounting, legal and other expenses that we would not incur as a private company. Although we now qualify as an SRC pursuant to Rule 12b-2 of the Exchange Act, we still incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), the Dodd-Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and The Nasdaq Stock Market. Compliance with these rules and regulations result in increased legal and financial compliance costs and make certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies generally, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these constantly evolving requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

Shares of our common stock are equity interests and do not constitute indebtedness. This means that shares of our common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any. While we currently have no preferred stock outstanding, our Board is authorized to issue classes or series of preferred stock in the future without any action on the part of our common stockholders.

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

Additionally, Section 404(b) of the Sarbanes-Oxley Act requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting which began with our Annual Report on Form 10-K for the year ended December 31, 2018.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

A description of the identified material weaknesses in internal control over financial reporting is as follows:

-	We did not maintain adequate control over user access rights for a significant information technology system.
-	We did not maintain adequate control over application changes for a significant information technology system.
-	We did not maintain adequate control over pricing and discounts associated with sales of certain of our products.

During the three months ended December 31, 2019, as a result of the identification of the material weaknesses further described above, management has initiated the development of a remediation plan in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plan is expected to include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

We documented and evaluated our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2019 and, as described in Item 9A, “Controls and Procedures”, management has determined that our internal control over financial reporting was ineffective as of December 31, 2019. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We may need or desire to raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

-	Research and development investments;
-	Our degree of success in capturing a larger portion of the industrial products production market;
-	The costs of establishing or acquiring sales, marketing, and distribution capabilities for our products;
-	The costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;
-	The extent to which we acquire or invest in businesses, products or technologies and other strategic relationships; and
-	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have the following locations:

Location	Nature of Facility	Owned or Leased	Approximate Square Footage
United States
North Huntingdon, Pennsylvania	Corporate Headquarters 3D Printing Machine Manufacturing EAC 3D Printing Machine Sales Center	Owned	67,886
Troy, Michigan	EAC	Owned	19,646
St. Clairsville, Ohio	EAC Materials Research and Development	Owned	12,800

Europe
Gersthofen, Germany	European Headquarters 3D Printing Machine Manufacturing EAC 3D Printing Machine Sales Center	Leased(a)	200,585

Asia
Kanagawa, Japan	EAC 3D Printing Machine Sales Center	Owned	19,639

(a)

On December 10, 2019, ExOne Property GmbH and ExOne GmbH, our German subsidiaries, entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of our European headquarters and operating facility in Gersthofen, Germany (the “Facility”). Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract for the leaseback of the Facility. The sale-leaseback transaction closed on February 18, 2020.

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

Stockholders

As of March 1, 2020, there were 33 stockholders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not anticipate that we will declare or pay regular dividends on our common stock in the foreseeable future, as we generally intend to invest any future earnings in the development and growth of our business. Future dividends, if any, will be at the discretion of our Board and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements, any contractual obligations or limitations, and other factors that our Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013, and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(a)
Equity Compensation Plans Approved by Security Holders	854,259	$9.34	627,934
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(a)

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan did not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At December 31, 2019, 627,934 shares remained available for future issuances under the Plan.

Item 6. Selected Financial Data.

We are an SRC as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto in Part II Item 8 of this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward looking statements, as a result of a variety of risks and uncertainties, including those described under Item 1, “Business – Cautionary Statements Concerning Forward Looking Statements” and Item 1A, “Risk Factors”.

Overview

Our Business

We are the pioneer and global leader in binder jet 3D printing technology. Since 1995, we’ve been on a mission to deliver powerful 3D printers that solve our customers’ toughest problems and enable world-changing innovations. Our 3D printing systems quickly transform powder materials — including metals, ceramics, composites and sand — into precision parts, metalcasting molds and cores, and innovative tooling solutions. Industrial customers use our technology to save time and money, reduce waste, increase their manufacturing flexibility, and deliver designs and products that were once impossible. As home to the world’s leading team of binder jetting experts, we also provide specialized 3D printing services, including on-demand production of mission-critical parts, as well as engineering and design consulting.

Outlook

We are the global leader in industrial 3D printers utilizing binder jetting technology for non-polymer based materials. Our continued focus is to achieve profitable growth via three strategic initiatives:

-

Expand Both Our Customer and Application Focus. We intend to leverage our substantial experience in binder jetting technology to focus on the highest value industries and applications. We have made a significant investment in our commercial operations to drive our growth in this area.

-

Extend the Capabilities of Our Core Technology. We intend to expand our core binder jetting technology through our machine platforms while at the same time lowering the total cost of ownership of our systems for our customers. We are also focused on driving modularity among our various machine platforms for both direct and indirect applications.

-

Execute on 3D Printed and Other Products, Materials and Services Revenue Growth. We intend to execute on our plan to expand our offerings for 3D printed and other products, materials and services while better leveraging our growing global installed base of 3D printers.

Our results for 2019 were impacted by a downturn in global manufacturing trends which specifically impacted the capital expenditure investments of our customers. During 2019, we introduced two new signature platforms (the X1 25ProTM for direct applications and the S-MAX ProTM for indirect applications), with physical deliveries of both systems commencing during the three months ended December 31, 2019. We ended the year with a record backlog balance of approximately $31,100. We expect the combination of our backlog at December 31, 2019 and an acceleration in market adoption of our newly introduced printer platforms to provide the basis for our growth in 2020 despite certain negative macroeconomic trends for global manufacturing, including the global market impact of the coronavirus disease COVID-19.

On December 10, 2019, ExOne Property GmbH and ExOne GmbH (our “German Subsidiaries”), entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of our European headquarters and operating facility in Gersthofen, Germany (the “Facility”) for a cash price of €17,000 (approximately $18,500, of which approximately $2,200 was received prior to December 31, 2019). Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract (the “Lease”) for the leaseback of the Facility for an initial aggregate annual rent totaling €1,500 (approximately $1,700), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020.

As a result of the completion of the sale-leaseback transaction further described above, we expect the following effects on our results of operations, financial condition and cash flows:

-

As indicated, we expect to incur annual rent expense commencing during the three months ending March 31, 2020 of approximately $1,700 (with an expected allocation of approximately $1,300, $200 and $200 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility). This is in place of annual depreciation associated with the Facility of approximately $600 (allocated approximately $400, $100 and $100 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility).

-	We expect to record a gain on sale of property and equipment during the three months ending March 31, 2020 of approximately $1,400.
-	We expect to record a right-of-use asset and corresponding operating lease liability of approximately $4,500.

Backlog

At December 31, 2019, our backlog was approximately $31,100 of which approximately $27,100 is expected to be fulfilled during the 12 months following such date. At December 31, 2018, our backlog was approximately $12,300.

Seasonality

Purchases of our 3D printing machines are often subject to the capital expenditure cycles of our customers. Generally, 3D printing machine sales are higher in our third and fourth fiscal quarters than in our first and second fiscal quarters; however, as acceptance of our 3D printing machines as a credible alternative to traditional methods of production grows, we expect to limit the seasonality we experience.

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

3D printing machines. 3D printing machine revenues consist of 3D printing machine sales and leasing arrangements. Sales of 3D printing machines may also include optional equipment and services (installation, training and other services delivered at the time of installation). 3D printing machine sales and leasing arrangements are influenced by a number of factors including, among other things, the adoption rate of our 3D printing technology, end-user product design and manufacturing activity, the capital expenditure budgets of end-users and potential end-users and other macroeconomic factors. Purchases or leases of our 3D printing machines, particularly our higher-end, higher-priced systems, typically involve long sales cycles. Several factors can significantly affect revenue reported for our 3D printing machines for a given period including a customer’s capital budgeting cycle, its facility preparedness and the terms of the underlying arrangement with a customer (including certain substantive acceptance provisions) which may vary from period to period.

3D printed and other products, materials and services. 3D printed and other products, materials and services consist of sales derived from our global EAC network (including 3D printed components or tools and castings), consumable materials, aftermarket (including replacement parts for the network of 3D printing machines installed by our global customer base and services for maintenance) and certain funded research and development arrangements. Our EACs utilize our 3D printing machine technology to print products to the specifications of customers. In addition, our EACs provide support and services such as pre-production collaboration prior to printing products for a customer. Sales of consumable materials and aftermarket (replacement parts and service maintenance contracts) are directly linked to our growing network of 3D printing machines installed by our global customer base. Funded research and development includes both commercial and government arrangements which generally apply our additive manufacturing technologies (specifically binder jetting) to one or more specific materials or applications.

Cost of Sales and Gross Profit. Our cost of sales consists primarily of direct labor (related to our global workforce), materials (for both the manufacture of 3D printing machines and for our EAC and other manufacturing operations) and overhead to produce 3D printing machines and 3D printed and other products, materials and services. Also included in cost of sales are license fees (based upon a percentage of revenue of qualifying products and processes) for the use of intellectual property, warranty costs and other overhead associated with our production processes.

Our gross profit is influenced by a number of factors, the most important of which is the volume and mix of sales of our 3D printing machines and 3D printed and other products, materials and services.

As 3D printing machine sales are cyclical, we seek to achieve a balance in revenue from 3D printing machines and 3D printed and other products, materials and services in order to maximize gross profit while managing business risk. In addition, we expect to reduce our cost of sales over time by continued research and development and supply chain activities directed towards achieving increased efficiencies in our production processes and lowering total cost of ownership of our 3D printing machines.

Operating Expenses. Our operating expenses consist of research and development expenses and selling, general and administrative expenses.

Research and development expenses. Our research and development expenses consist primarily of salaries and related personnel expenses aimed at 3D printing machine development and materials qualification activities. Additional costs include the related software and materials, laboratory supplies, and costs for facilities and equipment (including 3D printing machines used in materials qualification activities). Research and development expenses are charged to operations as they are incurred. We capitalize the cost of materials, equipment and facilities that have future alternative uses in research and development projects or otherwise.

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of employee-related costs (salaries and benefits) of our executive officers, sales and marketing (including sales commissions), finance, accounting, information technology and human resources personnel. Other significant general and administrative costs include the facility costs related to our United States and European headquarters and external costs for legal, audit, consulting and other professional services.

Interest Expense. Interest expense consists principally of the interest cost associated with our related party revolving credit facility, and outstanding long-term debt.

(Benefit) Provision for Income Taxes. We are taxed as a corporation for United States federal, state, local and foreign income tax purposes. Current statutory tax rates in the jurisdictions in which we operate, the United States, Germany, Japan and Italy (through December 2018), are 21%, 30%, 31% and 24%, respectively.

Results of Operations

Net Loss

Net loss for 2019 was $15,095, or $0.93 per basic and diluted share, compared with a net loss of $12,667, or $0.78 per basic and diluted share, for 2018. The increase in our net loss was principally due to a reduction in our revenues and gross profit, as well as the absence of a gain from an insurance recovery recorded during 2018 for a 3D printing machine damaged by a third party freight company while in transit, all of which was offset by a reduction in our research and development and selling, general and administrative expenses (all changes further described below).

Revenue

The following table summarizes revenue by product group for each of the years ended December 31:

	2019		2018
3D printing machines	$27,232	51.1%	$36,393	56.3%
3D printed and other products, materials and services	26,044	48.9%	28,251	43.7%
	$53,276	100.0%	$64,644	100.0%

Revenue for 2019 was $53,276 compared with revenue of $64,644 for 2018, a decrease of $11,368, or 17.6%. The decrease in revenue was attributable to both of our product groups. The decrease in revenues from 3D printing machines resulted from a lower volume of units sold (44 3D printing machines sold during 2019, as compared to 56 3D printing machines sold during 2018) and a lower average selling price of units sold (primarily due to the mix of 3D printing machines sold). The decrease in revenues from 3D printed and other products, materials and services principally resulted from a decrease in revenues from our direct EAC printing operations (mostly due to the timing of orders from a key customer), indirect EAC printing operations (mostly due to lower volumes of printed products and the impact of exiting our Houston, Texas facility in August 2018, such facility contributing $951 in revenue during 2018) and materials (mostly due to reductions in pricing based on external competition) offset by an increase in aftermarket sales based on an increased global installed base of 3D printing machines and a higher contribution from research and development arrangements primarily due to a new automotive project which commenced during the three months ended December 31, 2019. Revenue was also impacted by approximately $800 due to unfavorable exchange rates (principally the euro versus the United States dollar) during 2019.

Cost of Sales and Gross Profit

Cost of sales for 2019 was $35,848 compared with cost of sales of $43,703 for 2018, a decrease of $7,855, or 18.0%. Gross profit for 2019 was $17,428 compared with gross profit of $20,941 for 2018. Gross profit percentage was 32.7% for 2019 compared with gross profit percentage of 32.4% for 2018. The decrease in our gross profit was primarily due to a decrease in our volume of products sold resulting in a reduction in leverage of our fixed cost base and net negative experience related to product warranties of $519. These decreases were offset by cost savings associated with our 2018 global cost realignment program (primarily fixed overhead costs associated with our former Houston, Texas facility). In addition, we realized net benefits in cost of sales relating to a reduction in net charges associated with slow-moving, obsolete and lower of cost or net realizable value inventories of $730 (principally due to the $561 charge associated with our industrial microwave inventories recorded during 2018) and amounts associated with exit activities including a gain from disposal of property and equipment of $145 associated with our former Houston, Texas property recorded during the three months ended December 31, 2019 and the absence of $236 in exit costs associated with our Desenzano del Garda, Italy and Houston, Texas facility consolidations during 2018.

Research and Development

Research and development expenses for 2019 were $9,884 compared with research and development expenses of $10,744 for 2018, a decrease of $860, or 8.0%. The decrease in research and development expenses was primarily due to decreases in employee-related costs (principally salaries and benefits) of $119 and consulting and professional fees of $715 (both reductions primarily as a result of our 2018 global cost realignment program) and a decrease in equity-based compensation of $189, including amounts awarded under our annual incentive programs as a result of underperformance against 2019 targets. These decreases were offset by an increase in material costs of $317, primarily associated with our development of the X1 25ProTM direct 3D printing machine and S-MAX ProTM indirect 3D printing machine.

Selling, General and Administrative

Selling, general and administrative expenses for 2019 were $22,592 compared with selling, general and administrative expenses of $23,194 for 2018, a decrease of $602, or 2.6%. The decrease in selling, general and administrative expenses was principally due to a decrease in employee-related costs (salaries and benefits) of $1,202 (including $708 in employee termination costs associated with the change in our Chief Executive Officer and our 2018 global cost realignment program, recorded during the three months ended June 2018) and consulting and professional fees of $299 (reduction associated with our 2018 global cost realignment program). These decreases were offset by a net increase associated with equity-based compensation of $419 (principally associated with changes in executive management in May 2019) offset by a reduction in amounts awarded under our annual incentive programs as a result of underperformance against 2019 targets, a net increase in net provisions for bad debts of $221 and a net increase in selling costs (an increase in sales promotion and trade show expenses offset by lower external commissions on lower sales) of $354, primarily due to our investment in the GIFA international foundry show in Dusseldorf, Germany in 2019 (a once every four-year event).

Interest Expense

Interest expense for 2019 was $343 compared with interest expense of $254 for 2018, an increase of $89, or 35.0%. The increase in interest expense was principally due to an increase in interest incurred in connection with our related party revolving credit facility ($260 in 2019 as compared to $160 in 2018, primarily due to an increase in borrowings between 2019 and 2018).

Other Expense (Income) — Net

Other expense (income) — net for 2019 was $111 compared with other expense (income) — net of ($744) for 2018. The change of $855 was primarily due to the absence of $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for 2019 and 2018 was ($407) and $160, respectively. The effective tax rate for 2019 and 2018 was 2.6% (benefit on a loss) and 1.3% (provision on a loss), respectively. For 2019, the effective tax rate differed from the United States federal statutory rate of 21% primarily due to net changes in valuation allowances and the reversal of previously recorded liabilities for uncertain tax positions (further described below). For 2018, the effective tax rate differed from the United States federal statutory rate of 21% primarily due to net changes in valuation allowances.

We have provided a valuation allowance for certain of our net deferred tax assets as a result of our inability to generate consistent net operating profits in certain jurisdictions in which we operate. As such, certain benefits from deferred taxes in any of the periods presented in our consolidated financial statements have been fully offset by changes in the valuation allowance for net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

Restructuring

In August 2018, we committed to a plan to consolidate certain of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. During 2018, we recorded a charge of $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During 2018, we recorded an additional charge of $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations during 2018.

We have estimated a reduction in our annual revenues of approximately $1,400 as a result of the consolidation of our 3D printing operations from our Houston, Texas facility into our Troy, Michigan facility. Revenues associated with our Houston, Texas facility were $951 for 2018. We have estimated annualized cost savings related to this consolidation of approximately $1,800, with approximately $1,600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $200 in the form of reduced depreciation expense. Cost savings estimates associated with the exit of this facility are allocated $1,600 to cost of sales and $200 to selling, general and administrative expenses. We have invested realized cost savings associated with this plan into technological or process advancements that support either long-term cost benefits or revenue growth.

In connection with the exit of our Houston, Texas facility, we reclassified $822 in property and equipment (principally land and building) associated with certain long-lived assets meeting required criteria as held for sale (included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2018). During the three months ended December 31, 2019, we sold this property and equipment to a third party, resulting in net proceeds to us of $967 and a gain from disposal of property and equipment of $145 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss).

In December 2017, we committed to a plan to consolidate certain of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility. These actions were taken as part of our efforts to optimize our business model and maximize our facility utilization. During 2018, we recorded charges of $258 associated with other exit costs ($17) and asset impairments ($241) related to this plan. In addition, during 2018, we recorded a gain from disposal of property and equipment of $51 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss). Charges associated with other exit costs recorded during 2018 were recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by us. There are no additional charges expected to be incurred associated with this plan in future periods. We settled all amounts associated with involuntary employee terminations and facility rentals during 2018.

The consolidation of our 3D printing operations from our Desenzano del Garda, Italy facility into our Gersthofen, Germany facility did not have a significant impact on our revenues. We have estimated annualized cost savings related to this consolidation of approximately $875, with approximately $600 in the form of cash cost savings (principally employee-related and other operating costs) and approximately $275 in the form of reduced depreciation expense. Cost savings estimates associated with the exit of this facility are allocated $625 to cost of sales and $250 to selling, general and administrative expenses. We have invested realized cost savings associated with this plan into technological or process advancements that support either long-term cost benefits or revenue growth.

Impairment

During the three months ended December 31, 2019, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $15,095 and $12,667 for 2019 and 2018, respectively. At December 31, 2019, we had $5,265 in unrestricted cash and cash equivalents.

We have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent secondary offerings) of $168,361 to fund our operations.

In March 2018, we entered into a three-year, $15,000 revolving credit facility with a related party to provide additional funding for working capital and general corporate purposes. At December 31, 2019, there were no amounts outstanding under the related party revolving credit facility. In February 2020, following completion of a sale-leaseback transaction associated with our European headquarters and operating facility in Gersthofen, Germany (further described below), we entered into an amendment to our related party revolving credit facility which reduced the amount available under the related party revolving credit facility to $10,000 and extended the term of the related party revolving credit facility through March 2024, among other changes.

In June 2018, we initiated the 2018 global cost realignment program focused on a reduction in our production overhead costs and operating expenses in an effort to drive efficiency in our operations and preserve capital. Actions associated with this program were completed in December 2018.

In February 2020, we completed a sale and leaseback of our European headquarters and operating facility in Gersthofen, Germany. This transaction resulted in unrestricted net proceeds to us of approximately $18,500 (of which approximately $2,200 was received during 2019) to provide additional funding for working capital and general corporate purposes.

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

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently Chairman of our Board, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provided a credit facility for a term of three years (through March 12, 2021) bearing interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (6.8% and 7.5% at December 31, 2019 and 2018, respectively). The LBM Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the LBM Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At December 31, 2019 and 2018, the total carrying value of collateral was approximately $31,000 and $30,000, respectively. At December 31, 2019 and 2018, the total estimated fair value of collateral significantly exceeded the maximum borrowing capacity under the LBM Credit Agreement. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, we do not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

During 2019, we had borrowings of $4,000 under the LBM Credit Agreement, all of which were subsequently repaid prior to December 31, 2019. There were no borrowings by us under the LBM Credit Agreement during 2018.

On February 18, 2020, the Loan Parties and LBM entered into a First Amendment to the LBM Credit Agreement (the “LBM Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable related to our ExOne GmbH subsidiary no longer serve as collateral for borrowings under the LBM Credit Agreement.

We do not consider the amended revolving credit facility with LBM to be indicative of a fair market value lending based on the prior determination of LBM as a related party. Prior to execution, the LBM Amendment was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board.

Amendment to GmbH Credit Agreement

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of its credit agreement with a German bank (the “Amended GmbH Credit Agreement”). The Amended GmbH Credit Agreement eliminates the overdraft credit and short-term loan features of its credit arrangement and replaces them with an increased capacity amount of €3,500 (approximately $3,800) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security has been eliminated for amounts up to €1,000 (approximately $1,000) as the amendment provides the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of €1,000 (approximately $1,000) continue to require cash collateral.

Cash Flows

The following table summarizes the significant components of cash flows for each of the years ended December 31 and our cash, cash equivalents, and restricted cash balances for each of the periods indicated:

	2019	2018
Net cash used for operating activities	$(5,304)	$(11,775)
Net cash provided by (used for) investing activities	2,520	(1,229)
Net cash provided by financing activities	59	105
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(172)	(139)
Net change in cash, cash equivalents, and restricted cash	$(2,897)	$(13,038)

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$5,265	$7,592
Restricted cash	978	1,548
Cash, cash equivalents, and restricted cash	$6,243	$9,140

Operating Activities

Net cash used for operating activities for 2019 was $5,304 compared with net cash used for operating activities of $11,775 for 2018. The decrease of $6,471 was due to a net decrease in working capital attributable to an increase in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales) offset by an increase in net cash outflows related to inventory production of our 3D printing machines and the timing of payments to our suppliers and vendors for our production and operating expenses. The net decrease in working capital was partially offset by an increase in our net loss (further described above).

Investing Activities

Net cash provided by investing activities for 2019 was $2,520 compared with net cash used for investing activities of $1,229 for 2018.

For 2019, net cash provided by investing activities included cash inflows of $3,186 in proceeds from the sale of property and equipment, including $967 in proceeds from the sale of our former Houston, Texas facility (further described above) and a deposit of $2,216 on the sale of our Gersthofen, Germany facility (further described below). These cash inflows were offset by $666 in cash outflows associated with capital expenditures.

For 2018, net cash used for investing activities included $1,327 in cash outflows associated with capital expenditures. These cash outflows were offset by cash inflows of $98 in proceeds from the sale of property and equipment.

We expect our 2020 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $2,000 to $3,000).

In February 2020, the Company completed a sale and leaseback of its European headquarters and operating facility in Gersthofen, Germany. This transaction resulted in unrestricted net proceeds to the Company of approximately $18,500 (of which approximately $2,200 was received during 2019) to provide additional funding for working capital and general corporate purposes.

Financing Activities

Net cash provided by financing activities for 2019 was $59 compared with net cash provided by financing activities of $105 for 2018.

For 2019, net cash provided by financing activities included $289 in cash inflows associated with proceeds from the exercise of employee stock options. These cash inflows were offset by cash outflows of $149 in principal payments on long-term debt and $68 associated with taxes related to the net settlement of equity-based awards.

For 2018, net cash provided by financing activities included $529 in cash inflows associated with proceeds from the exercise of employee stock options. These cash inflows were offset by cash outflows of $265 in debt issuance costs associated with our revolving credit facility with a related party (further described above) and $142 in principal payments on long-term debt.

At December 31, 2019, we identified that we were not in compliance with the annual cash flow-to-debt service ratio covenant associated with our building note payable (outstanding indebtedness of $1,384 at December 31, 2019). We requested and were granted a waiver related to compliance with this annual covenant at December 31, 2019 and through December 31, 2020. Related to our 2019 non-compliance, there were no cross-default provisions or related impacts on other lending or financing agreements.

Off-Balance Sheet Arrangements

In the course of our normal operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by us were $560 (€499) with expiration dates ranging from February 2020 through February 2023. At December 31, 2018, total outstanding guarantees and letters of credit issued by us were $1,140 (€992).

For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 14 and Note 24 to the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are an SRC as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our assessment, as a result of certain material weaknesses in our internal control over financial reporting (further described below), we believe that, as of December 31, 2019, our internal control over financial reporting is ineffective.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A description of the identified material weaknesses in internal control over financial reporting is as follows:

-	We did not maintain adequate control over user access rights for a significant information technology system.
-	We did not maintain adequate control over application changes for a significant information technology system.
-	We did not maintain adequate control over pricing and discounts associated with sales of certain of our products.

As a result of the identification of the material weaknesses further described above, management has initiated the development of a remediation plan in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plan is expected to include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

Notwithstanding the identified material weaknesses further described above, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Downs’ attestation reports on the consolidated financial statements and internal control over financial reporting are included under the headings “Report of Independent Registered Public Accounting Firm.”

/s/ John F. Hartner

John F. Hartner

Chief Executive Officer

/s/ Douglas D. Zemba

Douglas D. Zemba

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of The ExOne Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The ExOne Company and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2020, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Schneider Downs & Co. Inc.

Schneider Downs & Co. Inc.

Pittsburgh, Pennsylvania

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of The ExOne Company

Adverse Opinion on Internal Control over Financial Reporting

We have audited The ExOne Company and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

-	The Company did not maintain adequate control over:
-	User access rights for a significant information technology system;
-	Application changes for a significant information technology system; and
-	Pricing and discounts associated with sales of certain of the Company’s products.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 12, 2020, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 12, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Schneider Downs & Co. Inc.

Schneider Downs & Co. Inc.

Pittsburgh, Pennsylvania

March 12, 2020

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2019	2018
Revenue	$53,276	$64,644
Cost of sales	35,848	43,703
Gross profit	17,428	20,941
Operating expenses
Research and development	9,884	10,744
Selling, general and administrative	22,592	23,194
	32,476	33,938
Loss from operations	(15,048)	(12,997)
Other expense (income)
Interest expense	343	254
Other expense (income) ̶ net	111	(744)
	454	(490)
Loss before income taxes	(15,502)	(12,507)
(Benefit) provision for income taxes	(407)	160
Net loss	$(15,095)	$(12,667)
Net loss per common share:
Basic	$(0.93)	$(0.78)
Diluted	$(0.93)	$(0.78)
Comprehensive loss:
Net loss	$(15,095)	$(12,667)
Other comprehensive loss:
Foreign currency translation adjustments	(735)	(1,264)
Comprehensive loss	$(15,830)	$(13,931)

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,265	$7,592
Restricted cash	978	1,548
Accounts receivable ̶ net	6,522	6,393
Current portion of net investment in sales-type leases ̶ net	213	302
Inventories ̶ net	19,770	15,930
Prepaid expenses and other current assets	2,182	2,438
Total current assets	34,930	34,203
Property and equipment ̶ net	38,895	41,906
Net investment in sales-type leases ̶ net of current portion ̶ net	738	1,351
Other noncurrent assets	803	222
Total assets	$75,366	$77,682
Liabilities
Current liabilities:
Current portion of long-term debt	$153	$144
Accounts payable	5,818	4,376
Accrued expenses and other current liabilities	7,100	6,049
Current portion of contract liabilities	11,846	2,343
Total current liabilities	24,917	12,912
Long-term debt ̶ net of current portion	1,211	1,364
Contract liabilities ̶ net of current portion	286	527
Other noncurrent liabilities	370	104
Total liabilities	26,784	14,907
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,346,960 (2019) and 16,234,201 (2018) shares issued and outstanding	163	162
Additional paid-in capital	176,850	175,214
Accumulated deficit	(116,948)	(101,853)
Accumulated other comprehensive loss	(11,483)	(10,748)
Total stockholders' equity	48,582	62,775
Total liabilities and stockholders' equity	$75,366	$77,682

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2019	2018
Operating activities
Net loss	$(15,095)	$(12,667)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	4,581	5,503
Equity-based compensation	1,416	968
Amortization of debt issuance costs	93	75
Provision for bad debts ̶ net	279	58
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	292	1,022
Gain from disposal of property and equipment ̶ net	(147)	(51)
Foreign exchange losses on intercompany transactions ̶ net	63	68
Deferred income taxes	(199)	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	2	1,452
Decrease in net investment in sales-type leases	269	185
Increase in inventories	(5,713)	(3,441)
Increase in prepaid expenses and other assets	(632)	(335)
Increase in accounts payable	1,514	195
(Decrease) increase in accrued expenses and other liabilities	(1,308)	181
Increase (decrease) in contract liabilities	9,281	(4,988)
Net cash used for operating activities	(5,304)	(11,775)
Investing activities
Capital expenditures	(666)	(1,327)
Proceeds from sale of property and equipment	3,186	98
Net cash provided by (used for) investing activities	2,520	(1,229)
Financing activities
Proceeds from related party revolving credit facility	4,000	—
Payments on related party revolving credit facility	(4,000)	—
Payments on long-term debt	(149)	(142)
Proceeds from exercise of employee stock options	289	529
Taxes related to the net share settlement of equity-based awards	(68)	—
Debt issuance costs	—	(265)
Other	(13)	(17)
Net cash provided by financing activities	59	105
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(172)	(139)
Net change in cash, cash equivalents, and restricted cash	(2,897)	(13,038)
Cash, cash equivalents, and restricted cash at beginning of period	9,140	22,178
Cash, cash equivalents, and restricted cash at end of period	$6,243	$9,140
Supplemental disclosure of cash flow information
Cash paid for interest	$222	$169
Cash paid for income taxes	$199	$103
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,572	$2,194
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,206	$1,042
Property and equipment included in accounts payable	$71	$79
Property and equipment reclassified as assets held for sale	$—	$822
Property and equipment acquired through financing arrangements	$—	$14

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ Equity

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2017	16,125	$161	$173,718	$(89,186)	$(9,484)	$75,209
Net loss	—	—	—	(12,667)	—	(12,667)
Other comprehensive loss	—	—	—	—	(1,573)	(1,573)
Effect of dissolution of ExOne Italy S.r.l.	—	—	—	—	309	309
Equity-based compensation	—	—	968	—	—	968
Exercise of employee stock options	67	1	528	—	—	529
Common stock issued from equity incentive plan	42	—	—	—	—	—
Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775

Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(15,095)	—	(15,095)
Other comprehensive loss	—	—	—	—	(735)	(735)
Equity-based compensation	—	—	1,416	—	—	1,416
Exercise of employee stock options	40	1	288	—	—	289
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	73	—	—	—	—	—
Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Consolidated Financial Statements

(dollars in thousands, except per-share, share and unit amounts)

Note 1. Summary of Significant Accounting Policies

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The consolidated financial statements include the accounts of ExOne and its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); ExOne KK (Japan); and through December 2018, ExOne Italy S.r.l. (Italy). Collectively, the consolidated group is referred to as the “Company”.

On December 28, 2018, the Company completed a dissolution of its ExOne Italy S.r.l. (Italy) subsidiary. The purpose of this dissolution was to further simplify the Company’s legal structure. There were no significant tax-related impacts associated with the dissolution of this subsidiary. Refer to Note 3 for further discussion related to certain foreign exchange impacts associated with the dissolution of ExOne Italy S.r.l (Italy).

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

Certain amounts relating to contract liabilities – net of current portion ($527) in the accompanying consolidated balance sheet at December 31, 2018, have been reclassified from other noncurrent liabilities to conform to current period presentation, following the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 (further described below).

Certain amounts relating to the lessor current portion of net investment in sales-type leases ($302) and lessor net investment in sales-type leases – net of current portion ($1,351) in the accompanying consolidated balance sheet at December 31, 2018, have been reclassified from accounts receivable and other noncurrent assets, respectively, to conform to current period presentation following the adoption of FASB ASU 2016-02 (further described below).

Related to the reclassifications further described above, amounts within the statement of consolidated cash flows for the year ended December 31, 2018 associated with these changes have also been reclassified to conform to current period presentation.

Certain amounts relating to foreign exchange losses on intercompany transactions – net, for 2018 ($68) in the accompanying statement of consolidated cash flows have been reclassified from effect of exchange rate changes on cash, cash equivalents, and restricted cash, to conform to current period presentation.

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

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. For 2019 and 2018, 60.8% and 54.3% of the consolidated revenue of the Company was derived from transactions outside the United States, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen.

Cash, Cash Equivalents, and Restricted Cash

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

Restricted cash includes any cash balance held by the Company subject to restriction on withdrawal or use.

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

The Company evaluates long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value. The determination of what constitutes an asset group, the associated undiscounted net cash flows, the fair value of assets (asset group) and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss related to held and used assets was recorded by the Company during 2019 or 2018.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid and result from differences between the financial and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s foreign subsidiaries are taxed as corporations under the taxing regulations of those respective countries. As a result, the accompanying statement of consolidated operations and comprehensive loss includes a provision for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries, with the exception of ExOne Property GmbH. The deferred taxes on the outside basis difference of the Company’s investment in ExOne Property GmbH were not significant at December 31, 2019.

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

Advertising

Advertising costs are charged to expense as incurred, and were not significant for 2019 or 2018.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. During 2019 and 2018, the Company made discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. Discretionary matching contributions made by the Company during 2019 and 2018 were $304 and $320, respectively.

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

Recently Adopted Accounting Guidance

On January 1, 2019, the Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers.” This ASU created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to provide a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s), and recognize revenue when, or as, the entity satisfies a performance obligation. The Company adopted this guidance using the modified retrospective approach. Revenue from the Company’s sale of three-dimensional (“3D”) printing machines and 3D printed and other products, materials and services continues to generally be recognized when the related machines, products or materials are delivered or accepted by the Company’s customers or as the related services are performed by the Company. As such, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. The Company has included the enhanced disclosures required by this guidance in its consolidated financial statements (Note 5).

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases.” This ASU requires lessees to recognize a right-of-use asset and lease liability on the consolidated balance sheet for leases classified as operating leases. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. Previously, an asset and liability only were recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. In connection with the adoption of this guidance, the Company has completed an assessment resulting in an accumulation of all of its leasing arrangements and has validated the information for accuracy and completeness. Upon adoption of the new lease guidance, management recorded a right-of-use asset and lease liability, each in the amount of approximately $400, on the Company’s consolidated balance sheet for various types of operating leases, including certain machinery and other equipment and vehicles. This amount is equivalent to the aggregate future minimum lease payments on a discounted basis. The Company has also elected to apply the package of transitional practical expedients of the new lease guidance by allowing the Company to not: (1) reassess if expired or existing contracts are, or contain, leases; (2) reassess lease classification for any expired or existing leases; and (3) reassess initial direct costs for any existing leases. Additionally, in July 2018, the FASB issued guidance to provide for an additional transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its consolidated financial statements. The Company has utilized this additional transition method in connection with its adoption on January 1, 2019. The Company has included the enhanced disclosures required by this guidance in its consolidated financial statements (Note 13).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying statement of consolidated operations and comprehensive loss, the Company incurred a net loss of $15,095 and $12,667 for 2019 and 2018, respectively. At December 31, 2019, the Company had $5,265 in unrestricted cash and cash equivalents.

Since its inception, the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent secondary offerings) of $168,361 to fund its operations.

In March 2018, the Company entered into a three-year, $15,000 revolving credit facility with a related party (Note 15) to provide additional funding for working capital and general corporate purposes. At December 31, 2019, there were no amounts outstanding under the related party revolving credit facility. In February 2020, following completion of a sale-leaseback transaction associated with the Company’s European headquarters and operating facility in Gersthofen, Germany (further described below), the Company entered into an amendment to its related party revolving credit facility agreement (Note 24) which reduced the amount available under the related party revolving credit facility to $10,000 and extended the term of the related party revolving credit facility through March 2024, among other changes.

In June 2018, the Company initiated the 2018 global cost realignment program focused on a reduction in the Company’s production overhead costs and operating expenses in an effort to drive efficiency in its operations and preserve capital. Actions associated with this program were completed in December 2018.

In February 2020, the Company completed a sale and leaseback of its European headquarters and operating facility in Gersthofen, Germany (Note 24). This transaction resulted in unrestricted net proceeds to the Company of approximately $18,500 (of which approximately $2,200 was received during 2019) to provide additional funding for working capital and general corporate purposes.

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

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

For the years ended December 31,	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(10,748)	$(9,484)
Other comprehensive loss before reclassifications	(735)	(1,573)
Amounts reclassified from accumulated other comprehensive loss	—	309
Balance at end of period	$(11,483)	$(10,748)

Foreign currency translation adjustments consist of the effect of translation of functional currency financial statements (denominated in the euro and Japanese yen) to the reporting currency of the Company (United States dollar) and certain long-term intercompany transactions between subsidiaries for which settlement is not planned or anticipated in the foreseeable future. For 2018, foreign currency translation adjustments also included $245 in a foreign exchange loss recognized in connection with the settlement of an intercompany note payable with ExOne Italy S.r.l. previously identified as a long-term investment in the subsidiary (Note 1) and $64 associated with the dissolution of the related subsidiary (both amounts recognized in other (income) expense – net in the accompanying statement of consolidated operations and comprehensive loss). There were no tax impacts associated with such reclassifications.

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

As the Company incurred a net loss during 2019 and 2018, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (854,259 — 2019 and 621,986 — 2018) and unvested restricted stock issued (66,513 — 2019 and 67,001 — 2018), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

For the years ended December 31,	2019	2018
Net loss	$(15,095)	$(12,667)
Weighted average shares outstanding (basic and diluted)	16,309,259	16,176,415
Net loss per common share:
Basic	$(0.93)	$(0.78)
Diluted	$(0.93)	$(0.78)

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

The Company’s revenue from service arrangements includes deferred maintenance contracts and extended warranties that can be purchased at the customer’s option. The Company generally provides a standard one-year warranty on the Company’s 3D printing machines, which is considered an assurance type warranty, and not considered a separate performance obligation (Note 12). Revenue associated with deferred maintenance contracts is generally recognized at a point in time when the related services are performed where sufficient historical evidence indicates that the costs of performing the related services under the contract are not incurred on a straight-line basis, with such revenue recognized in proportion to the costs expected to be incurred. Revenue associated with extended warranties is generally recognized over time on a straight-line basis over the related contract period.

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

For the years ended December 31,	2019	2018
3D printing machines	$27,232	$36,393
3D printed and other products, materials and services	26,044	28,251
	$53,276	$64,644

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02 (Note 13).

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets) and deferred revenue and customer prepayments (contract liabilities) in the accompanying condensed consolidated balance sheet. The Company considers a number of factors in its evaluation of the creditworthiness of its customers, including past due amounts, past payment history, and current economic conditions. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services. There were no other significant changes in contract liabilities during 2019. Contract assets are not significant.

The Company recognized revenue of $1,802 related to contract liabilities at January 1, 2019. The difference between recognized revenue and the current portion of contract liabilities at December 31, 2018 is principally due to a customer prepayment of approximately $400 received prior to December 31, 2018 for a 3D printing machine sale the Company expected to complete during 2019. This 3D printing machine sale is now expected to be completed during 2020.

At December 31, 2019, the Company had approximately $31,100 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $27,100 was expected to be fulfilled during the twelve months following such date.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 13) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease and less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2019 and 2018, the allowance for doubtful accounts was $508 and $225, respectively. During 2019 and 2018, the Company recorded net provisions for bad debts of $279 and $58, respectively.

Note 6. Restructuring

Houston, Texas

In August 2018, the Company committed to a plan to consolidate certain of its 3D printing operations from its Houston, Texas facility into its Troy, Michigan facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During 2018, the Company recorded a charge of $28 split between cost of sales ($15) and selling, general and administrative expense ($13) associated with involuntary employee terminations related to this plan. During 2018, the Company recorded an additional charge of $1 (to cost of sales) associated with asset impairments related to this plan. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations during 2018.

In connection with the Company’s exit of its Houston, Texas facility, the Company reclassified $822 in property and equipment (principally land and building) associated with certain long-lived assets meeting required criteria as held for sale (included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2018). During the three months ended December 31, 2019, the Company sold this property and equipment to a third party, resulting in net proceeds to the Company of $967 and a gain from disposal of property and equipment of $145 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss).

Desenzano del Garda, Italy

In December 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility. These actions were taken as part of the Company’s efforts to optimize its business model and maximize its facility utilization. During 2018, the Company recorded charges of $258 associated with other exit costs ($17) and asset impairments ($241) related to this plan. In addition, during 2018, the Company recorded a gain from disposal of property and equipment of $51 (recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss). Charges associated with other exit costs recorded during 2018 were recorded to cost of sales in the accompanying statement of consolidated operations and comprehensive loss. Charges associated with asset impairments recorded during 2018 were recorded to cost of sales as a component of depreciation expense in the accompanying statement of consolidated operations and comprehensive loss. Other exit costs relate to the remaining facility rent due under a non-cancellable operating lease following the cessation of operations at the facility in January 2018. Asset impairment charges relate to certain leasehold improvements associated with the exited facility and other equipment which was abandoned by the Company. There are no additional charges expected to be incurred associated with this plan in future periods. The Company settled all amounts associated with involuntary employee terminations and facility rentals during 2018.

Note 7. Impairment

During the three months ended December 31, 2019, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying consolidated balance sheet to the same such amounts shown in the accompanying statement of consolidated cash flows at December 31:

	2019	2018
Cash and cash equivalents	$5,265	$7,592
Restricted cash	978	1,548
Cash, cash equivalents, and restricted cash	$6,243	$9,140

Restricted cash at December 31, 2019 and 2018 includes $470 and $1,044, respectively, associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 14).

Refer to Note 24 for further discussion related to an amendment to this cash collateral requirement effective in February 2020.

Restricted cash at December 31, 2019 and 2018 includes $508 and $504, respectively, associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program. Each of the balances described are considered legally restricted by the Company.

Note 9. Inventories

Inventories consisted of the following at December 31:

	2019	2018
Raw materials and components	$8,841	$7,747
Work in process	4,922	5,147
Finished goods	6,007	3,036
	$19,770	$15,930

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

At December 31, 2019 and 2018, the allowance for slow-moving and obsolete inventories was $3,443 and $4,143, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	2019	2018
Balance at beginning of period	$4,143	$3,437
Provision for slow-moving and obsolete inventories ̶ net	292	993
Reductions for physical disposal (sale or scrap) of previously reserved amounts	(914)	(138)
Foreign currency translation adjustments	(78)	(149)
Balance at end of period	$3,443	$4,143

During 2018, the Company recorded a charge of $561 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss attributable to certain industrial microwave inventories based on a sustained absence of demand for such curing solutions and a decision by the Company to discontinue future manufacturing of such industrial microwaves.

During 2018, the Company recorded net charges of $29 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain raw materials and components and work in process inventories for which cost was determined to exceed net realizable value. There were no such net charges recorded during 2019.

Note 10. Property and Equipment

Property and equipment consisted of the following at December 31:

	2019	2018	Economic Life (in years)
Land	$6,980	$7,024	N/A
Buildings and related improvements	25,675	25,895	5 - 40
Machinery and equipment	19,531	20,667	3 - 20
Other	7,086	7,121	3 - 20
	59,272	60,707
Less: Accumulated depreciation	(21,478)	(19,306)
	37,794	41,401
Construction-in-progress	1,101	505
Property and equipment ̶ net	$38,895	$41,906

Machinery and equipment includes assets leased by the Company of $63 and $101 at December 31, 2019 and 2018, respectively.

Machinery and equipment includes assets leased to customers (principally 3D printing machines and related equipment) under operating lease arrangements of $1,309 and $2,345 at December 31, 2019 and 2018, respectively. The carrying value of these assets was $426 and $1,264 at December 31, 2019 and 2018, respectively.

Depreciation expense was $4,581 and $5,439 for 2019 and 2018, respectively. During 2018, the Company recorded $64 in amortization expense related to intangible assets associated with a 2014 acquisition. Such intangible assets had no net book value at December 31, 2019 or 2018. There was no amortization expense recorded during 2019.

Refer to Note 24 for further discussion related to a sale-leaseback transaction associated with the Company’s European headquarters and operating facility in Gersthofen, Germany completed in February 2020 and the related impact expected on property and equipment during the three months ending March 31, 2020.

Note 11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2019	2018
Deposit liability on sale of property and equipment	$2,243	$—
Accrued payroll and related costs	1,382	1,895
Accrued license fees	1,020	721
Product warranty reserves	866	1,670
Income taxes payable	503	90
Accrued professional fees	272	215
Liability for uncertain tax positions	—	820
Other	814	638
	$7,100	$6,049

Note 12. Product Warranty Reserves

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

The following table summarizes changes in product warranty reserves (such amounts reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheet) for the periods indicated:

For the year ended December 31,	2019	2018
Balance at beginning of period	$1,670	$1,300
Provisions for new issuances	1,125	1,803
Payments	(1,514)	(960)
Reserve adjustments	(399)	(434)
Foreign currency translation adjustments	(16)	(39)
Balance at end of period	$866	$1,670

Note 13. Leases

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

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead account for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to short-term lease arrangements, generally those with a lease term of less than twelve months, for all classes of underlying assets. In determining the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. As a result, lease payments under these short-term lease arrangements are recognized in the accompanying condensed statement of consolidated operations and comprehensive loss on a straight-line basis over the lease term.

The Company uses its incremental borrowing rate in determining the present value of lease payments, as the implicit rate of the lease arrangements is generally not readily determinable.

Through July 2019, certain of the Company’s operating lease arrangements were with related parties under common control (Note 21). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $28 for 2019.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2019, were as follows:

2020	$178
2021	142
2022	117
2023	20
2024	11
Thereafter	2
Total minimum lease payments	470
Less: Present value discount	(38)
Total operating lease liabilities	$432

For 2019 and 2018, lease cost under operating lease arrangements was $389 (including $189 relating to short-term lease arrangements) and $235, respectively.

Supplemental information related to operating lease arrangements (with initial terms greater than twelve months) was as follows at December 31, 2019 and for the year then ended:

Operating lease right-of-use assets included in other noncurrent assets	$432
Operating lease liabilities included in accrued expenses and other current liabilities	$158
Operating lease liabilities included in other noncurrent liabilities	$274
Right-of-use assets obtained in exchange for new operating lease liabilities	$209
Cash paid for amounts included in the measurement of operating lease liabilities	$198
Weighted average remaining lease term (in years)	3.1
Weighted average discount rate	5.5%

Refer to Note 24 for further discussion related to a sale-leaseback transaction associated with the Company’s European headquarters and operating facility in Gersthofen, Germany completed in February 2020 and the related impact expected on right-of-use assets and operating lease liabilities during the three months ending March 31, 2020.

As previously disclosed under the prior lease accounting standard, future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at December 31, 2018, were as follows:

2019	$170
2020	111
2021	76
2022	67
2023	12
Thereafter	5
$441

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At December 31, 2019, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

For certain of its arrangements, the Company separates and allocates (Note 5) certain non-lease components (principally maintenance services) from lease components. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from lease income) basis. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. Additionally, certain of the Company’s lease arrangements do not qualify as sale-type leases as collectability is not reasonably assured.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying statement of consolidated operations and comprehensive loss for the periods indicated:

For the years ended December 31,	2019		2018
	Operating	Sales-type	Operating	Sales-type
Revenue	$1,523	$—	$1,072	$908
Interest income(a)	$—	$94	$—	$48

(a)	Interest income related to sales-type leases is recorded as a component of revenue in the accompanying statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following at December 31:

	2019	2018
Future minimum lease payments receivable	$1,595	$1,969
Less: Allowance for doubtful accounts	(501)	—
Net future minimum lease payments receivable	1,094	1,969
Less: Unearned interest income	(143)	(316)
Net investment in sales-type leases	$951	$1,653

During 2019, the Company recorded a provision for bad debt of $416 based on a deterioration in credit quality of a lessee. There were no such provisions recorded during 2018.

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements at December 31, 2019, were as follows:

	Operating	Sales-type
2020	$527	$424
2021	48	380
2022	—	380
2023	—	411
2024	—	—
Thereafter	—	—
Total minimum lease payments	$575	$1,595
Less: Allowance for doubtful accounts		(501)
Less: Present value discount		(143)
Future minimum lease payments receivable		$951

As previously disclosed under the prior lease accounting standard, minimum future rentals under non-cancellable operating and sales-type lease arrangements at December 31, 2018, were as follows:

	Operating	Sales-type
2019	$687	$409
2020	148	382
2021	48	382
2022	—	382
2023	—	414
Thereafter	—	—
	$883	$1,969

Note 14. Contingencies and Commitments

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

Financial Guarantees and Letters of Credit

In the normal course of its operations, ExOne GmbH issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. ExOne GmbH maintains a credit facility agreement with a German bank (the “GmbH Credit Agreement”) which provides for various short-term financings in the form of overdraft credit, financial guarantees, letters of credit and collateral security for commercial transactions for approximately $1,400 (€1,300). In addition, ExOne GmbH may use the GmbH Credit Agreement for short-term, fixed-rate loans in minimum increments of approximately $100 (€100) with minimum terms of at least thirty days. The overdraft credit interest rate is fixed at 10.2% while the interest rate associated with commercial transactions requiring security (financial guarantees, letters of credit or collateral security) is fixed at 1.75%. The GmbH

Credit Agreement has an indefinite term and is subject to cancellation by either party at any time upon repayment of amounts outstanding or expiration of commercial transactions requiring security. There is no commitment fee associated with the GmbH Credit Agreement. Financial guarantees and letters of credit issued under the GmbH Credit Agreement require cash collateral equal to the related contract amount (Note 8). There are no negative covenants associated with the GmbH Credit Agreement. The GmbH Credit Agreement has been guaranteed by the Company. At December 31, 2019 and 2018, there were no outstanding borrowings in the form of overdraft credit or short-term loans under the GmbH Credit Agreement. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the GmbH Credit Agreement were $470 (€419) with expiration dates ranging from February 2020 through December 2021. At December 31, 2018, total outstanding guarantees and letters of credit issued by ExOne GmbH under the GmbH Credit Agreement were $1,044 (€912).

In addition to amounts issued by ExOne GmbH under the GmbH Credit Agreement, from time to time, ExOne GmbH enters into separate agreements with the same German bank for additional capacity for financial guarantees and letters of credit associated with certain commercial transactions requiring security. Terms of the separate agreements are substantially similar to those of the GmbH Credit Agreement. At December 31, 2019 and 2018, ExOne GmbH had a singular financial guarantee outstanding under a separate agreement for $90 (€80) and $96 (€80), respectively, with an expiration date of February 2023. Related to this separate agreement, the requirement for cash collateral was waived by the German bank as it also represents the counterparty in the related transaction.

Refer to Note 24 for further discussion related to an amendment and replacement of the GmbH Credit Agreement completed in February 2020.

Note 15. Related Party Revolving Credit Facility

On March 12, 2018, ExOne and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Board of Directors (the “Board”) of the Company, relating to a $15,000 revolving credit facility (the “LBM Credit Agreement”) to provide additional funding for working capital and general corporate purposes. The LBM Credit Agreement provided a credit facility for a term of three years (through March 12, 2021) bearing interest at a rate of one month LIBOR plus an applicable margin of 500 basis points (6.8% and 7.5% at December 31, 2019 and 2018, respectively). The LBM Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the LBM Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties. At December 31, 2019 and 2018, the total carrying value of collateral was approximately $31,000 and $30,000, respectively. At December 31, 2019 and 2018, the total estimated fair value of collateral significantly exceeded the maximum borrowing capacity under the LBM Credit Agreement. Borrowings under the LBM Credit Agreement are required to be in minimum increments of $1,000. ExOne may terminate or reduce the credit commitment at any time during the term of the LBM Credit Agreement without penalty. ExOne may also make prepayments against outstanding borrowings under the LBM Credit Agreement at any time without penalty.

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

LBM was determined to be a related party based on common control by S. Kent Rockwell. Accordingly, the Company does not consider the LBM Credit Agreement indicative of a fair market value lending. Prior to execution, the LBM Credit Agreement was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board. At the time of execution of the LBM Credit Agreement, the $15,000 in available loan proceeds was deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the LBM Credit Agreement and termination of the LBM Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the LBM Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the LBM Credit Agreement and prohibit termination of the LBM Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

During 2019, the Company had borrowings of $4,000 under the LBM Credit Agreement, all of which were subsequently repaid prior to December 31, 2019. There were no borrowings by the Company under the LBM Credit Agreement during 2018.

The Company incurred $265 in debt issuance costs associated with the LBM Credit Agreement (including the aforementioned up front commitment fee paid at closing to LBM).

During 2019, the Company recorded interest expense relating to the LBM Credit Agreement of $260. Included in interest expense for 2019 was $88 associated with amortization of debt issuance costs (resulting in $107 in remaining debt issuance costs at December 31, 2019, of which $88 was included in prepaid expenses and other current assets and $19 was included in other noncurrent assets in the accompanying consolidated balance sheet). Included in interest expense for 2019 was $66 and $106 associated with interest on borrowings and the commitment fee on the unused portion of the revolving credit facility, respectively, of which at December 31, 2019 $28 was included in accounts payable in the accompanying consolidated balance sheet. Amounts payable to LBM at December 31, 2019 were settled by the Company in January 2020.

During 2018, the Company recorded interest expense related to the LBM Credit Agreement of $160.

Refer to Note 24 for further discussion related to an amendment to the LBM Credit Agreement completed in February 2020.

Note 16. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2019			2018
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Building note payable	$1,384	$(20)	$1,364	$1,533	$(25)	$1,508
Less: Amount due within one year	(157)	4	(153)	(149)	5	(144)
	$1,227	$(16)	$1,211	$1,384	$(20)	$1,364

Terms of the building note payable include monthly payments of $18 including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of $4,929 at December 31, 2019.

At December 31, 2019, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2019 and through December 31, 2020. Related to the 2019 non-compliance, there were no cross-default provisions or related impacts on other lending or financing agreements.

Future maturities of long-term debt at December 31, 2019, were as follows:

2020	$157
2021	166
2022	175
2023	184
2024	193
Thereafter	509
$1,384

Note 17. Income Taxes

The components of loss before taxes were as follows:

	2019	2018
United States	$(16,452)	$(16,262)
Foreign	950	3,755
Loss before income taxes	$(15,502)	$(12,507)

The (benefit) provision for income taxes consisted of the following:

	2019			2018
	Current	Deferred	Total	Current	Deferred	Total
United States	$4	$—	$4	$18	$—	$18
Foreign	(212)	(199)	(411)	142	—	142
(Benefit) provision for income taxes	$(208)	$(199)	$(407)	$160	$—	$160

A reconciliation of the provision for income taxes at the United States statutory rate to the effective rate of the Company for the years ended December 31 was as follows:

	2019	2018
United States statutory rate (21%)	$(3,255)	$(2,626)
Effect of foreign disregarded entity	(151)	(129)
Taxes on foreign operations	64	259
Net change in valuation allowances	4,224	1,798
Reduction in uncertain tax positions	(818)	—
Permanent differences	83	(165)
Return to provision adjustments	(163)	331
Deferred tax adjustments	(318)	810
Other	(73)	(118)
(Benefit) provision for income taxes	$(407)	$160
Effective tax rate	2.6%	(1.3)%

The Tax Cuts and Jobs Act (“United States Tax Reform”) reduced the United States federal statutory rate from 34% to 21% beginning in 2018. United States Tax Reform also required companies to remeasure its domestic deferred tax balances to the lower corporate income tax rate for the 2017 tax year. Additionally, United States Tax Reform created taxes on certain foreign sourced earnings known as the global intangible low-taxed income (“GILTI”) tax beginning with tax year 2018. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. The accounting for the tax effects of United States Tax Reform was completed as of December 31, 2018 under SEC Staff Accounting Bulletin No. 118.

The components of deferred income tax assets and liabilities consisted of the following at December 31:

	2019	2018
Deferred tax assets
Accounts receivable	$110	$46
Inventories	710	1,077
Accrued expenses and other current liabilities	477	489
Net operating loss carryforwards	27,710	24,419
Tax credit carryforwards	676	676
Other	1,968	1,059
Valuation allowance	(30,666)	(26,563)
Total deferred tax assets	985	1,203
Deferred tax liabilities
Property and equipment	690	703
Other	94	501
Total deferred tax liabilities	784	1,204
Net deferred tax assets (liabilities)(a)	$201	$(1)

(a)

At December 31, 2019, net deferred tax assets were reflected in other noncurrent assets in the accompanying consolidated balance sheet. At December 31, 2018, net deferred tax liabilities were reflected in other noncurrent liabilities in the accompanying consolidated balance sheet.

The Company has provided a valuation allowance for certain of its net deferred tax assets as a result of the Company not generating consistent net operating profits in certain jurisdictions in which it operates. As such, certain benefits from deferred taxes in any of the periods presented have been fully offset by changes in the valuation allowance for net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that the Company may be able to enact in future periods, the impact of potential operating changes on the business and forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that its net deferred tax assets are realizable based on any combination of the above factors in a single, or in multiple, taxing jurisdictions, a reversal of the related portion of the Company’s existing valuation allowances may occur.

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2019	2018
Balance at beginning of period	$26,563	$25,690
Net increases in allowances	3,857	1,247
Net increases in net operating losses offset by uncertain tax positions	368	551
Foreign currency translation adjustments	(122)	(925)
Balance at end of period	$30,666	$26,563

At December 31, 2019, the Company had $98,725 in net operating loss carryforwards, subject to certain limitations, $70,100 of which expire from 2033 to 2037, and $676 in tax credit carryforwards which expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2019, the Company had $2,428 in net operating loss carryforwards which expire from 2022 through 2026, to offset the future taxable income of its Japanese subsidiary. At December 31, 2019, the Company had $19,503 in net operating loss carryforwards, which do not expire but may be limited as to their use in a particular period, to offset the future taxable income of its German subsidiary.

At December 31, 2018, the Company had a liability for uncertain tax positions related primarily to certain intercompany transactions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) at December 31 was as follows:

	2019	2018
Balance at beginning of period	$1,186	$1,775
Additions based on tax positions related to the current year	—	60
Additions for tax positions of prior years	5	—
Reductions for tax positions of prior years	(1,186)	(606)
Settlements	—	—
Foreign currency translation adjustments	(5)	(43)
Balance at end of period	$—	$1,186

The Company includes interest and penalties related to income taxes as a component of the provision for income taxes in the accompanying statement of consolidated operations and comprehensive loss (there were no such interest or penalties included in the provision for income taxes in 2019 or 2018).

At December 31, 2018, there were $820 in unrecognized tax benefits (including accrued interest and penalties) that if recognized would affect the annual effective tax rate (such amounts were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet at December 31, 2018).

At December 31, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards. During 2019, the Company’s ExOne GmbH and ExOne Property GmbH subsidiaries were subject to a tax examination by local taxing authorities in Germany related to their respective 2014 tax years. In December 2019, this examination was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during the three months ended December 31, 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $111, all of which was offset against net operating loss carryforwards.

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

The Company files income tax returns in the United States, Germany, Japan and Italy (through 2018). The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2019:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2016-2019
Germany	2015-2019
Japan	2017-2019
Italy	2014-2018

Note 18. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan did not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At December 31, 2019, 627,934 shares remained available for future issuances under the Plan.

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

On February 7, 2018, the Compensation Committee of the Board adopted the 2018 Annual Incentive Program (the “2018 Program”) as a subplan under the Plan. The 2018 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2018 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board) or a combination of financial and non-financial goals. The Compensation Committee of the Board retained negative discretion over amounts payable under the 2018 Program. During 2018, total compensation expense associated with the 2018 Program was $460, split between cost of sales ($91), research and development ($127) and selling general and administrative expenses ($242) in the accompanying statement of consolidated operations and comprehensive loss, of which $167 was settled in equity by the Company in March 2019 resulting in the issuance of 10,076 shares of unrestricted common stock. In connection with the issuance of shares related to the 2018 Program, the Company made cash payments for taxes of $68 relating to the net settlement of the equity-based awards. There were no similar cash payments for taxes or net settlement of equity-based awards during 2018.

On February 6, 2019, the Compensation Committee of the Board adopted the 2019 Annual Incentive Program (the “2019 Program”) as a subplan under the Plan. The 2019 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2019 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board) or a combination of financial and non-financial goals. The Compensation Committee of the Board retained negative discretion over amounts payable under the 2019 Program. During 2019, there was no compensation expense associated with the 2019 Program as a result of underperformance against the 2019 financial goals of the Company. No shares of unrestricted common stock are expected to be issued in connection with the 2019 Program as a result.

The following table summarizes the total equity-based compensation expense recognized by the Company:

	2019	2018
Equity-based compensation expense recognized:
Stock options	$709	$357
Restricted stock	696	433
Other(a)	11	178
Total equity-based compensation expense before income taxes	1,416	968
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$1,416	$968

(a)

For 2019, Other represents expense associated with employee contractual amounts to be settled in equity. For 2018, Other represents expense associated with the 2018 Program and other employee contractual amounts to be settled in equity.

(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At December 31, 2019, total future compensation expense related to unvested awards yet to be recognized by the Company was $874 for stock options and $143 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2019	2018
Weighted average fair value per stock option	$2.51 - $3.68	$2.23 - $4.16
Volatility	53.3% - 60.1%	54.1% - 63.7%
Average risk-free interest rate	1.5% - 2.5%	2.5% - 3.0%
Dividend yield	0.0%	0.0%
Expected term (years)	2.5 - 3.5	2.5 - 3.3

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

The activity for stock options was as follows:

	2019			2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	621,986	$10.66	$5.52	674,470	$11.58	$6.41
Stock options granted	319,310	$7.34	$2.94	258,100	$8.01	$3.43
Stock options exercised	(40,432)	$7.17	$3.03	(67,083)	$7.89	$3.85
Stock options forfeited	(9,773)	$7.67	$3.70	(135,169)	$9.48	$5.18
Stock options expired	(36,832)	$16.94	$10.35	(108,332)	$13.28	$7.58
Outstanding at end of period	854,259	$9.34	$4.49	621,986	$10.66	$5.52
Exercisable at end of period	494,884	$10.85	$5.59	409,914	$11.89	$6.44
Expected to vest at end of period	359,375	$7.27	$2.96	212,072	$8.27	$3.76

At December 31, 2019, intrinsic value associated with stock options exercisable and stock options expected to vest was $45 and $116, respectively. The weighted average remaining contractual term of stock options exercisable and stock options expected to vest at December 31, 2019, was 3.8 and 4.7 years, respectively. Stock options with an aggregate intrinsic value of $358 were exercised by employees during 2019, resulting in proceeds to the Company from the exercise of stock options of $289. Stock options with an aggregate intrinsic value of $586 were exercised by employees during 2018, resulting in proceeds to the Company from the exercise of stock options of $529. The Company received no income tax benefit related to stock option exercises in either period.

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

Restricted stock vesting during 2019 and 2018 had a fair value of $535 and $326, respectively.

Note 19. Fair Value Measurements

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements, in accordance with GAAP. At December 31, 2019 and 2018, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows at December 31:

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,265	$5,265	$7,592	$7,592
Restricted cash	$978	$978	$1,548	$1,548
Debt issuance costs(a)	$107	$—	$195	$—
Current portion of long-term debt(b)	$153	$157	$144	$149
Long-term debt ̶ net of current portion(b)	$1,211	$1,227	$1,364	$1,384

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 15) of which $88 are included in prepaid expenses and other current assets for both periods and $19 and $107 are included in other noncurrent assets in the accompanying consolidated balance sheet at December 31, 2019 and 2018, respectively.

(b)	Carrying values at December 31, 2019 and 2018 are net of unamortized debt issuance costs of $20 and $25, respectively.

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

Note 20. Concentration of Credit Risk

During 2019 and 2018, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. During 2019 and 2018, the Company’s five most significant customers represented 17.4% and 16.5% of total revenue, respectively. At December 31, 2019 and 2018, accounts receivable from the Company’s five most significant customers were $3,230 and $2,344, respectively.

Note 21. Related Party Transactions

Purchases of products and/or services from related parties during 2019 and 2018, were $63 and $27, respectively. Purchases of products and/or services by the Company during each of the respective periods primarily included website design services and leased office space (through July 2019) from related parties under common control by S. Kent Rockwell (currently the Chairman of the Board of the Company and previously the Executive Chairman and Chief Executive Officer of the Company). Also included in purchases of products and/or services by the Company during 2019, was the purchase of a 3D printing machine and certain ancillary equipment for $30 from an educational institution determined to be a related party on the basis that S. Kent Rockwell serves as a trustee of the educational institution.

None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board.

Amounts due to related parties associated with the purchase of products and/or services at December 31, 2018 were $1 and are reflected in accounts payable in the accompanying condensed consolidated balance sheet. There were no amounts due to related parties associated with the purchase of products and/or services at December 31, 2019.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by S. Kent Rockwell for no consideration. The Company estimates the fair market value of the benefits received during 2019 was $3. The Company estimates the fair market value of the benefits received during 2018 was $8.

Refer to Note 15 and Note 24 for further discussion relating to the Company’s revolving credit facility with a related party.

Note 22. Other Expense (Income) – Net

Other (income) expense – net consisted of the following:

	2019	2018
Gain on settlement of insurance claim	$(17)	$(819)
Interest income	(11)	(39)
Foreign currency losses – net	102	93
Bank fees	115	95
Other – net	(78)	(74)
	$111	$(744)

For 2018, gain on settlement of insurance claim represented $819 of a realized gain associated with an insurance recovery for a 3D printing machine damaged by a third party freight company while in transit. For 2018, foreign currency losses – net included $309 of  foreign exchange losses associated with the settlement of an intercompany note payable with ExOne Italy S.r.l. previously identified as a long-term investment in the subsidiary and the dissolution of the related legal entity (Note 1).

Note 23. Segment and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly-owned subsidiaries in the United States, Germany, Japan and Italy (through December 2018).

Geographic information for revenue for the year ended December 31 was as follows (based on the country where the sale originated):

	2019	2018
United States	$20,897	$29,514
Germany	20,966	27,084
Japan	11,413	8,027
Italy(a)	—	19
	$53,276	$64,644

(a)

In December 2017, the Company committed to a plan to consolidate certain of its 3D printing operations from its Desenzano del Garda, Italy facility into its Gersthofen, Germany facility (Note 6). Operations at the Desenzano del Garda, Italy facility effectively ceased during the three months ended March 31, 2018 and in December 2018, the Company completed the dissolution of its ExOne Italy S.r.l. subsidiary.

Geographic information for long-lived assets at December 31 was as follows (based on the physical location of assets):

	2019	2018
United States	$12,519	$13,603
Germany	21,821	23,249
Japan	4,555	4,650
Sweden(a)	—	205
Italy(a)	—	199
	$38,895	$41,906

(a)

At December 31, 2018, for both Sweden and Italy, long-lived assets represent 3D printing machines and related equipment held by the Company under operating lease agreements with customers. For Sweden, during 2019, the Company settled this operating lease agreement in connection with the related customer committing to the purchase of an unrelated 3D printing machine and related equipment. For Italy, during 2019, the customer exercised its right to purchase the 3D printing machine and related equipment from the Company.

Refer to Note 24 for further discussion related to a sale-leaseback transaction associated with the Company’s European headquarters and operating facility in Gersthofen, Germany completed in February 2020 and the related impact expected on long-lived assets for Germany during the three months ending March 31, 2020.

Note 24. Subsequent Events

Sale-Leaseback of Gersthofen, Germany Facility

On December 10, 2019, ExOne Property GmbH and ExOne GmbH, the German subsidiaries of the Company (the “German Subsidiaries”), entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of the Company’s European headquarters and operating facility in Gersthofen, Germany (the “Facility”) for a cash price of €17,000 (approximately $18,500, of which approximately $2,200 was received prior to December 31, 2019). Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract (the “Lease”) for the leaseback of the Facility for an initial aggregate annual rent totaling €1,500 (approximately $1,700), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020.

Amendment to Related Party Revolving Credit Facility

On February 18, 2020, following completion of the sale-leaseback transaction further described above, the Loan Parties and LBM entered into a First Amendment to the LBM Credit Agreement (the “LBM Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable related to ExOne GmbH no longer serve as collateral for borrowings under the LBM Credit Agreement.

The Company does not consider the amended revolving credit facility with LBM to be indicative of a fair market value lending based on the prior determination of LBM as a related party. Prior to execution, the LBM Amendment was reviewed and approved by the Audit Committee of the Board and subsequently by a sub-committee of independent members of the Board.

Amendment to GmbH Credit Agreement

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of the GmbH Credit Agreement (the “Amended GmbH Credit Agreement”). The Amended GmbH Credit Agreement eliminates the overdraft credit and short-term loan features of the credit agreement (Note 14) and replaces them with an increased capacity amount of €3,500 (approximately $3,800) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security has been eliminated for amounts up to €1,000 (approximately $1,000) as the amendment provides the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of €1,000 (approximately $1,000) continue to require cash collateral.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, as a result of certain material weaknesses in our internal control over financial reporting (further described below), that our disclosure controls and procedures were ineffective.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A description of the identified material weaknesses in internal control over financial reporting is as follows:

-	We did not maintain adequate control over user access rights for a significant information technology system.
-	We did not maintain adequate control over application changes for a significant information technology system.
-	We did not maintain adequate control over pricing and discounts associated with sales of certain of our products.

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

Notwithstanding the identified material weaknesses further described above, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, as a result of the identification of the material weaknesses further described above, management has initiated the development of a remediation plan in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plan is expected to include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

Other than the items further described above, there were no changes in our internal control over financial reporting during 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Delinquent Section 16(a) Reports,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2020, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2020, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II Item 5 of this Annual Report on Form 10-K and under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2020, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance —Independence of the Board and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2020, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2020, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

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

Exhibit Number	Description	Method of Filing

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws, as amended through August 19, 2013.	Incorporated by reference to Exhibit 3.2 to Form 10-K (#001-35806) filed on March 22, 2016.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

4.2	Description of the Company’s Common Stock.	Filed herewith.

10.1	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.2	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.3	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.4	Form of Stock Bonus Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) filed on March 20, 2014.

10.5	Credit Agreement dated March 12, 2018 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Incorporated by reference to Exhibit 10.9 to Form 10-K (#001-35806) filed on March 15, 2018.

10.6	Escrow Agreement dated March 12, 2018 among the Company, LBM Holdings LLC and Huntington National Bank.	Incorporated by reference to Exhibit 10.10 to Form 10-K (#001-35806) filed on March 15, 2018.

10.7	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.8	Change of Control Severance Plan, as amended August 8, 2018.*	Incorporated by reference to Exhibit 10.1 to Form 10-Q (#001-35806) filed on November 8, 2018.

10.9	Letter Agreement dated October 25, 2018 between the Company and John F. Hartner.*	Incorporated by reference to Exhibit 10.13 to Form 10-K (#001-35806) filed on March 15, 2019.

10.10	Employment Agreement dated May 15, 2019 between the Company and John F. Hartner.*	Incorporated by reference to Exhibit 10.1 to Form 10-Q (#001-35806) filed on August 7, 2019.

10.11	Sales Contract dated December 10, 2019 among ExOne GmbH, ExOne Property GmbH and Solidas Immobilien und Grundbesitz GmbH.	Filed herewith.

10.12	Lease Agreement for Commercial Premises dated December 10, 2019 between ExOne GmbH and Solidas Immobilien und Grundbesitz GmbH.	Filed herewith.

10.13	First Amendment to Credit Agreement dated February 18, 2020 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Filed herewith.

10.14	Credit Agreement dated February 24, 2020 between Sparkasse and ExOne GmbH.	Filed herewith.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Interactive Data File.	Filed herewith.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663.

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

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer

Date:	March 12, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ John F. Hartner	March 12, 2020	Chief Executive Officer (Principal Executive Officer)
John F. Hartner

/s/ Douglas D. Zemba	March 12, 2020	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Douglas D. Zemba

/s/ S. Kent Rockwell	March 12, 2020	Director
S. Kent Rockwell

/s/ John Irvin	March 12, 2020	Director
John Irvin

/s/ Gregory F. Pashke	March 12, 2020	Director
Gregory F. Pashke

/s/ Lloyd A. Semple	March 12, 2020	Director
Lloyd A. Semple

/s/ William Strome	March 12, 2020	Director
William Strome

/s/ Roger Thiltgen	March 12, 2020	Director
Roger Thiltgen

/s/ Bonnie K. Wachtel	March 12, 2020	Director
Bonnie K. Wachtel