Form 10-Q
period 2020-03-31
ExOne Co
filed 2020-05-07
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(724) 863-9663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Trading symbol	Name of exchange on which registered
Common stock	XONE	The Nasdaq Stock Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2020, 16,455,000 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$13,383	$9,579
Cost of sales	9,754	6,937
Gross profit	3,629	2,642
Operating expenses
Research and development	2,476	2,432
Selling, general and administrative	6,163	5,423
Gain from sale-leaseback of property and equipment	(1,462)	—
	7,177	7,855
Loss from operations	(3,548)	(5,213)
Other (income) expense
Interest expense	64	71
Other (income) expense ̶ net	(190)	12
	(126)	83
Loss before income taxes	(3,422)	(5,296)
Provision (benefit) for income taxes	226	(800)
Net loss	$(3,648)	$(4,496)
Net loss per common share:
Basic	$(0.22)	$(0.28)
Diluted	$(0.22)	$(0.28)
Comprehensive loss:
Net loss	$(3,648)	$(4,496)
Other comprehensive loss:
Foreign currency translation adjustments	(838)	(776)
Comprehensive loss	$(4,486)	$(5,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,813	$5,265
Restricted cash	508	978
Accounts receivable ̶ net	4,954	6,522
Current portion of net investment in sales-type leases	289	213
Inventories ̶ net	21,653	19,770
Prepaid expenses and other current assets	2,787	2,182
Total current assets	47,004	34,930
Property and equipment ̶ net	20,720	38,895
Operating lease right-of-use assets	4,789	432
Net investment in sales-type leases ̶ net of current portion	712	738
Other noncurrent assets	244	371
Total assets	$73,469	$75,366
Liabilities
Current liabilities:
Current portion of long-term debt	$155	$153
Accounts payable	4,385	5,818
Accrued expenses and other current liabilities	4,590	6,942
Current portion of operating lease liabilities	1,684	158
Current portion of contract liabilities	13,646	11,846
Total current liabilities	24,460	24,917
Long-term debt ̶ net of current portion	1,171	1,211
Operating lease liabilities ̶ net of current portion	3,105	274
Contract liabilities ̶ net of current portion	230	286
Other noncurrent liabilities	115	96
Total liabilities	29,081	26,784
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,386,487 (2020) and 16,346,960 (2019) shares issued and outstanding	164	163
Additional paid-in capital	177,141	176,850
Accumulated deficit	(120,596)	(116,948)
Accumulated other comprehensive loss	(12,321)	(11,483)
Total stockholders' equity	44,388	48,582
Total liabilities and stockholders' equity	$73,469	$75,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(3,648)	$(4,496)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	923	1,165
Equity-based compensation	292	439
Amortization of debt issuance costs	19	23
Provision (recoveries) for bad debts ̶ net	51	(73)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	22	107
Foreign exchange (gains) losses on intercompany transactions ̶ net	(165)	(11)
Gain from sale-leaseback of property and equipment	(1,462)	—
Gain from disposal of property and equipment ̶ net	(2)	—
Deferred income taxes	195	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	1,487	2,877
(Increase) decrease in net investment in sales-type leases	(50)	87
Increase in inventories	(2,146)	(1,576)
Increase in prepaid expenses and other assets	(672)	(509)
Decrease in accounts payable	(1,408)	(793)
Decrease in accrued expenses and other liabilities	(24)	(1,748)
Increase in contract liabilities	1,849	3,122
Net cash used for operating activities	(4,739)	(1,386)
Investing activities
Capital expenditures	(338)	(347)
Proceeds from sale of property and equipment	16,228	—
Net cash provided by (used for) investing activities	15,890	(347)
Financing activities
Payments on long-term debt	(39)	(36)
Proceeds from exercise of employee stock options	—	165
Taxes related to the net share settlement of equity-based awards	—	(68)
Other	(3)	(5)
Net cash (used for) provided by financing activities	(42)	56
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(31)	(121)
Net change in cash, cash equivalents, and restricted cash	11,078	(1,798)
Cash, cash equivalents, and restricted cash at beginning of period	6,243	9,140
Cash, cash equivalents, and restricted cash at end of period	$17,321	$7,342
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$852	$819
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$823	$—
Property and equipment included in accounts payable	$56	$23
Property and equipment included in accrued expenses and other current liabilities	$—	$7
Debt issuance costs included in accounts payable	$41	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive loss	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	28	—	—	—	—	—
Balance at March 31, 2019	16,285	$163	$175,749	$(106,349)	$(11,524)	$58,039

Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); and ExOne KK (Japan). Collectively, the consolidated group is referred to as the “Company”.

The Company filed a registration statement on Form S-3 (No. 333-223690) with the Securities and Exchange Commission on March 15, 2018. The purpose of the Form S-3 was to register various equity and debt securities. Subsidiaries of the Company are co-registrants with the Company (“Subsidiary Guarantors”), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Company and any guarantees by the Subsidiary Guarantors will be full and unconditional. There have been no transactions undertaken subject to the Form S-3 since its initial filing.

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

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

Certain amounts relating to operating lease right-of-use assets ($432), current portion of operating lease liabilities ($158) and operating lease liabilities – net of current portion ($274) in the accompanying condensed consolidated balance sheet at December 31, 2019, have been reclassified from other noncurrent assets, accrued expenses and other current liabilities and other noncurrent liabilities, respectively, to conform to current period presentation.

Certain amounts relating to foreign exchange (gains) losses on intercompany transactions – net, for 2019 ($11) in the accompanying condensed statement of consolidated cash flows have been reclassified from effect of exchange rate changes on cash, cash equivalents, and restricted cash, to conform to current period presentation.

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The impact of the COVID-19 global pandemic and related economic, business and market disruptions are evolving rapidly, and their effects are uncertain. Other than a temporary closure of the Company’s North Huntingdon, Pennsylvania facility effective for the period from March 23 through March 30, 2020, the Company’s operations were not materially affected by the COVID-19 outbreak as of and for the three months ended March 31, 2020. Beginning in March 2020, restrictions imposed by various governmental authorities on international shipping and travel have caused a disruption to the timing of shipment of the Company’s 3D printing machines and the Company’s ability to complete installations of 3D printing machines. The duration and severity of the outbreak and its long-term impact on the Company’s business are uncertain at this time.

The Company is unable to predict the impact that COVID-19 will have on its future financial position, results of operations and cash flows.

Recently Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

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

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of $3,648 for the three months ended March 31, 2020. At March 31, 2020, the Company had $16,813 in unrestricted cash and cash equivalents.

In addition to its unrestricted cash and cash equivalents, the Company also has access to additional capital through its $10,000 related party revolving credit facility (Note 12). Also, on April 18, 2020, the Company received additional unrestricted cash proceeds of $2,194 in connection with a Paycheck Protection Program loan (Note 19).

Since its inception, the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent secondary offerings) of $168,361 to fund its operations. The Company maintains additional access to capital through its active shelf registration statement (Note 1) which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000. Future sales of securities through the Company’s active shelf registration are dependent on market conditions which may restrict the timing and extent of any future offering of securities by the Company.

The Company has previously exhibited its ability to modify its operating structure and support its liquidity position through various restructuring and other actions, including its 2018 global cost realignment program. In response to adverse market conditions associated with the COVID-19 global pandemic, beginning in March 2020 and through April 2020, the Company initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity.

Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operating plan. If management anticipates that the Company’s actual results will differ from its operating plan, management believes it has sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further described above). The Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(11,483)	$(10,748)
Other comprehensive loss	(838)	(776)
Balance at end of period	$(12,321)	$(11,524)

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

As the Company incurred a net loss during each of the three months ended March 31, 2020 and 2019, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (838,383 – 2020 and 594,539 – 2019) and unvested restricted stock issued (66,513 – 2020 and 69,501 – 2019), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(3,648)	$(4,496)
Weighted average shares outstanding (basic and diluted)	16,369,390	16,253,104
Net loss per common share:
Basic	$(0.22)	$(0.28)
Diluted	$(0.22)	$(0.28)

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

The Company’s revenue from service arrangements includes deferred maintenance contracts and extended warranties that can be purchased at the customer’s option. The Company generally provides a standard one-year warranty on the Company’s 3D printing machines, which is considered an assurance type warranty, and not considered a separate performance obligation (Note 9). Revenue associated with deferred maintenance contracts is generally recognized at a point in time when the related services are performed where sufficient historical evidence indicates that the costs of performing the related services under the contract are not incurred on a straight-line basis, with such revenue recognized in proportion to the costs expected to be incurred. Revenue associated with extended warranties is generally recognized over time on a straight-line basis over the related contract period.

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
3D printing machines	$6,317	$3,329
3D printed and other products, materials and services	7,066	6,250
	$13,383	$9,579

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02 (Note 10).

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

For the three months ended March 31, 2020, the Company recognized revenue of $3,902 related to contract liabilities at January 1, 2020. There were no other significant changes in contract liabilities during the three months ended March 31, 2020. Contract assets are not significant.

As of March 31, 2020, the Company has approximately $33,800 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $29,800 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of the COVID-19 global pandemic (Note 1) including, but not limited to, international shipping and travel restrictions brought about by the global pandemic which could have an adverse effect on the timing of delivery of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 10) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease and less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $548 and $508, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded a net provision (recoveries) for bad debts of $51 and ($73), respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$16,813	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$17,321	$6,243

Restricted cash at both March 31, 2020 and December 31, 2019 included $508 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Restricted cash at December 31, 2019 included $470 associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Refer to Note 11 for further discussion related to an amendment to this cash collateral requirement effective in February 2020.

Each of the balances described above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Raw materials and components	$9,374	$8,841
Work in process	5,284	4,922
Finished goods	6,995	6,007
	$21,653	$19,770

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

At March 31, 2020 and December 31, 2019, the allowance for slow-moving and obsolete inventories was $3,370 and $3,443, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$3,443	$4,143
Provision for slow-moving and obsolete inventories ̶ net	22	107
Reductions for physical disposal (sale or scrap) of previously reserved amounts	(36)	—
Foreign currency translation adjustments	(59)	(73)
Balance at end of period	$3,370	$4,177

Note 8. Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

	March 31,	December 31,	Economic Life
	2020	2019	(in years)
Land	$3,378	$6,980	N/A
Buildings and related improvements	9,989	25,675	5 - 40
Machinery and equipment	19,208	19,531	3 - 20
Other	6,049	7,086	3 - 20
	38,624	59,272
Less: Accumulated depreciation	(18,306)	(21,478)
	20,318	37,794
Construction-in-progress	402	1,101
Property and equipment ̶ net	$20,720	$38,895

For the three months ended March 31, 2020 and 2019, depreciation expense was $923 and $1,165, respectively.

On February 18, 2020, the Company completed a sale-leaseback transaction associated with its European headquarters and operating facility in Gersthofen, Germany (Note 10). As a result of the completion of this transaction, the Company derecognized $17,282 in net property and equipment during the three months ended March 31, 2020. Sale of the facility resulted in a gain of $1,462 during the three months ended March 31, 2020.

During the three months ended March 31, 2020, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$866	$1,670
Provisions for new issuances	276	146
Payments	(344)	(391)
Reserve adjustments	20	(159)
Foreign currency translation adjustments	(8)	(15)
Balance at end of period	$810	$1,251

Note 10. Leases

Lessee

The Company leases facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2026. In addition, the Company leases certain equipment and vehicles under finance lease arrangements, which are not significant.

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

Through July 2019, certain of the Company’s operating lease arrangements were with related parties under common control (Note 17). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $12 for the three months ended March 31, 2019.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at March 31, 2020, were as follows:

2020	$1,419
2021	1,861
2022	1,827
2023	23
2024	11
Thereafter	2
Total minimum lease payments	5,143
Less: Present value discount	(354)
Total operating lease liabilities	$4,789

For the three months ended March 31, 2020 and 2019, lease cost under operating lease arrangements was $504 and $113, including $31 and $65 relating to short-term lease arrangements, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the three months ended March 31, 2020:

Operating lease right-of-use assets	$4,789
Current portion of operating lease liabilities	$1,684
Operating lease liabilities ̶ net of current portion	$3,105
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,785
Cash paid for amounts included in the measurement of operating lease liabilities	$473
Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	5.1%

On December 10, 2019, ExOne Property GmbH and ExOne GmbH, the German subsidiaries of the Company (the “German Subsidiaries”), entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of the Company’s European headquarters and operating facility in Gersthofen, Germany (the “Facility”) for a purchase price of approximately $18,500 (€17,000), of which approximately $2,200 (€2,000) was received prior to December 31, 2019. Concurrent with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract (the “Lease”) for the leaseback of the Facility for an initial aggregate annual rent totaling approximately $1,700 (€1,500), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020. In connection with the completion of the sale-leaseback transaction, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability of $4,605, which was representative of the present value of future minimum lease payments over the initial three-year term, as there were no penalties or other factors associated with the lease that result in reasonable assurance of its extension at inception.

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At March 31, 2020, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

For certain of its arrangements, the Company separates and allocates (Note 5) certain non-lease components (principally maintenance services) from lease components. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from lease income) basis. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. Additionally, certain of the Company’s lease arrangements do not qualify as sale-type leases, as collectability is not reasonably assured.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2020		2019
	Operating	Sales-type	Operating	Sales-type
Revenue	$208	$—	$320	$—
Interest income(a)	$—	$18	$—	$28

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Future minimum lease payments receivable	$1,624	$1,595
Less: Allowance for doubtful accounts	(415)	(424)
Net future minimum lease payments receivable	1,209	1,171
Less: Unearned interest income	(208)	(220)
Net investment in sales-type leases	$1,001	$951

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements at March 31, 2020 were as follows:

	Operating	Sales-type
2020	$432	$411
2021	48	427
2022	—	378
2023	—	408
2024	—	—
Thereafter	—	—
Total minimum lease payments	$480	$1,624
Less: Allowance for doubtful accounts		(415)
Less: Present value discount		(208)
Future minimum lease payments receivable		$1,001

Note 11. Contingencies and Commitments

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank.

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of its credit facility with a German bank. The credit facility amendments included the elimination of the overdraft credit and short-term loan features of the prior agreement and replaced them with an increased capacity amount of approximately $3,800 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security was eliminated for amounts up to approximately $1,100 (€1,000) as the amendment provided the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of approximately $1,100 (€1,000) continue to require cash collateral under the amended credit facility.

At March 31, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $863 (€785), with expiration dates ranging from October 2020 through February 2023. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the former credit facility were $560 (€499).

Note 12. Related Party Revolving Credit Facility

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to the Company for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 6.0% at March 31, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

On February 18, 2020, the Loan Parties and LBM entered into a First Amendment to the Credit Agreement (the “Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term of the credit facility until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable of ExOne GmbH no longer serve as collateral for borrowings under the amended revolving credit facility.

Borrowings under the credit facility are required to be made in minimum increments of $1,000. The Company may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. The Company may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and March 31, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

The amended Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The amended Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The amended Credit Agreement does not contain any financial covenants. The amended Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

The Company does not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the amended Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibit termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during the three months ended March 31, 2020 or 2019.

The Company incurred $265 in debt issuance costs associated with the inception of the credit facility (including the aforementioned up-front commitment fee paid at closing to LBM) and $41 in debt issuance costs associated with the Amendment.

During the three months ended March 31, 2020, the Company recorded interest expense relating to the credit facility of $45. Included in interest expense for the three months ended March 31, 2020 was $18 associated with amortization of debt issuance costs (resulting in $130 in remaining debt issuance costs at March 31, 2020, of which $33 was included in prepaid expenses and other current assets and $97 was included in other noncurrent assets in the accompanying consolidated balance sheet). Included in interest expense for the three months ended March 31, 2020 was $27 associated with the commitment fee on the unused portion of the revolving credit facility all of which was included in accounts payable in the accompanying consolidated balance sheet at March 31, 2020. In connection with the Company’s efforts to conserve cash as a result of the COVID-19 global pandemic, LBM agreed to defer cash payments of its commitment fee on the unused portion of the revolving credit facility to a future date (to be determined upon mutual agreement by the parties). There are no incremental interest or other fees to be incurred by the Company as a result of this deferral.

During the three months ended March 31, 2019, the Company recorded interest expense related to the credit facility of $50.

Note 13. Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 was $226 and ($800), respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2020 and 2019 was 6.6% (provision on a loss) and 15.1% (benefit on a loss), respectively. For the three months ended March 31, 2020, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the three months ended March 31, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period.

The Company has provided a valuation allowance for certain of its net deferred tax assets as a result of the Company not generating consistent net operating profits in certain jurisdictions in which it operates. As such, certain benefits from deferred taxes in the periods presented have been fully offset by changes in the valuation allowance for the related net deferred tax assets. The Company continues to assess its future taxable income by jurisdiction based on recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that the Company may be able to enact in future periods, the impact of potential operating changes on the business and forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that the Company is able to reach the conclusion that net deferred tax assets are realizable based on any combination of the above factors in a single, or in multiple, taxing jurisdictions, a reversal of the related portion of the Company’s existing valuation allowances may occur.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$—	$1,186
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	1
Reductions for tax positions of prior years	—	(1,075)
Settlements	—	—
Foreign currency translation adjustments	—	(10)
Balance at end of period	$—	$102

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the provision (benefit) for income taxes for the three months ended March 31, 2020 or 2019.

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

Note 14. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At March 31, 2020, 602,283 shares remained available for future issuance under the Plan.

Stock options and restricted stock issued by the Company under the Plan are generally subject to service conditions resulting in annual vesting on the anniversary of the date of grant over a period typically ranging between one and three years. Certain stock options and restricted stock issued by the Company under the Plan vest immediately upon issuance. Stock options issued by the Company under the Plan have contractual lives which expire over a period typically ranging between five and ten years from the date of grant, subject to continued service to the Company by the participant.

On February 6, 2019, the Compensation Committee of the Board adopted the 2019 Annual Incentive Program (the “2019 Program”) as a subplan under the Plan. The 2019 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2019 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2019 Program. During the three months ended March 31, 2019, the Company recorded $142 in equity-based compensation expense based on the estimated outcome of the defined financial goals for 2019 under the 2019 Program.

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During the three months ended March 31, 2020, the Company recorded no equity-based compensation expense based on the estimated outcome of the defined financial goals for 2020 under the 2020 Program.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Equity-based compensation expense recognized:
Stock options	$145	$166
Restricted stock	141	129
Other(a)	6	144
Total equity-based compensation expense before income taxes	292	439
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$292	$439

(a)

For 2020, Other represents expense associated with certain employee contractual amounts to be settled in equity. For 2019, Other represents expense associated with the 2019 Program and certain employee contractual amounts to be settled in equity.

(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At March 31, 2020, total future compensation expense related to unvested awards yet to be recognized by the Company was $710 for stock options and $269 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

The fair value of stock options granted during the three months ended March 31, 2019, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted average fair value per stock option	$3.48
Volatility	54.0%
Average risk-free interest rate	2.5%
Dividend yield	0.0%
Expected term (years)	2.5

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

The activity for stock options was as follows for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	854,259	$9.34	$4.49	621,986	$10.66	$5.52
Stock options granted	—	$—	$—	3,300	$9.89	$3.48
Stock options exercised	—	$—	$—	(23,247)	$7.11	$2.92
Stock options forfeited	(6,876)	$7.01	$2.84	—	$—	$—
Stock options expired	(9,000)	$10.89	$5.82	(7,500)	$17.25	$10.55
Outstanding at end of period	838,383	$9.35	$4.49	594,539	$10.71	$5.55
Exercisable at end of period	499,139	$10.74	$5.52	400,566	$11.84	$6.40
Expected to vest at end of period	339,244	$7.30	$2.96	193,973	$8.37	$3.79

At March 31, 2020, intrinsic value associated with stock options exercisable was less than $1. At March 31, 2020, there was no intrinsic value associated with stock options expected to vest. The weighted average remaining contractual term of stock options exercisable and expected to vest at March 31, 2020, was 3.6 years and 4.5 years, respectively. During the three months ended March 31, 2019, stock options with an aggregate intrinsic value of $221 were exercised by employees resulting in proceeds to the Company from the exercise of stock options of $165. The Company received no income tax benefit related to these exercises. There were no stock option exercises during the three months ended March 31, 2020.

The activity for restricted stock was as follows for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	66,513	$8.76	67,001	$8.30
Restricted stock granted	37,500	$7.12	30,000	$9.89
Restricted stock vested	(35,500)	$9.63	(27,500)	$8.08
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	68,513	$7.41	69,501	$9.07
Restricted stock expected to vest at end of period	68,513	$7.41	69,501	$9.07

Restricted stock that vested during the three months ended March 31, 2020 and 2019, had a fair value of $248 and $274, respectively.

During the three months ended March 31, 2019, the Company made cash payments for taxes of $68 relating to the net settlement of certain equity-based awards. There were no cash payments for taxes or net settlement of equity-based awards during the three months ended March 31, 2020.

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements, in accordance with GAAP. At March 31, 2020 and December 31, 2019, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	March 31,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$16,813	$16,813	$5,265	$5,265
Restricted cash	$508	$508	$978	$978
Debt issuance costs(a)	$130	$—	$107	$—
Current portion of long-term debt(b)	$155	$159	$153	$157
Long-term debt ̶ net of current portion(b)	$1,171	$1,186	$1,211	$1,227

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 12) of which $33 and $88 was included in prepaid expenses and other current assets and $97 and $19 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet at March 31, 2020 and December 31, 2019, respectively.

(b)	Carrying values at March 31, 2020 and December 31, 2019 are net of unamortized debt issuance costs of $19 and $20, respectively.

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

Note 16. Concentration of Credit Risk

During the three months ended March 31, 2020 and 2019, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended March 31, 2020 and 2019, the Company’s five most significant customers represented 33.1% and 30.9% of total revenue, respectively. At March 31, 2020 and December 31, 2019, accounts receivable from the Company’s five most significant customers were $1,775 and $3,230, respectively.

Note 17. Related Party Transactions

Purchases of products and/or services from related parties during the three months ended March 31, 2019 were $15.  Purchases of products and/or services by the Company during the three months ended March 31, 2019 included leased office space and website design services from related parties under common control by S. Kent Rockwell, (currently Chairman of the Board of the Company and previously the Executive Chairman and Chief Executive Officer of the Company). None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board. There were no purchases of products and/or services from related parties during the three months ended March 31, 2020. There were no amounts due to related parties at either March 31, 2020 or December 31, 2019.

Refer to Note 12 for further discussion relating to the Company’s revolving credit facility with a related party.

Note 18. Other (Income) Expense – Net

Other (income) expense – net consisted of the following for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Interest income	$(12)	$(6)
Foreign currency (gains) losses – net	(165)	22
Other – net	(13)	(4)
	$(190)	$12

Note 19. Subsequent Events

Paycheck Protection Program

On April 18, 2020, the Company entered into an unsecured promissory note (the “Note”) in favor of The Huntington National Bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Principal and interest payments on the Loan are deferred until November 18, 2020, at which time equal installments of principal and interest will be due and payable monthly through the Maturity Date. The Note may be prepaid by the Company at any time prior to maturity without penalty. If the Company defaults on the Note, the Lender may, at its option, accelerate the maturity of the Company’s obligations under the Note.

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company intends to use all or a significant majority of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the recent outbreak of the novel strain of coronavirus COVID-19 and the related economic repercussions and operational challenges; our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements on the period in which we recognize revenue; risks related to global operations including effects of the COVID-19 global pandemic; foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; and other factors beyond our control, including the impact of the COVID-19 global pandemic.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our installed base of 3D printing machines. Our machines serve direct (metal) and indirect (sand) applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, that are necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

Outlook

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The impact of the COVID-19 global pandemic and related economic, business and market disruptions are evolving rapidly, and their effects are uncertain. Other than a temporary closure of our North Huntingdon, Pennsylvania facility effective for the period from March 23 through March 30, 2020, our operations were not materially affected by the COVID-19 outbreak as of and for the three months ended March 31, 2020. Beginning in March 2020, restrictions imposed by various governmental authorities on international shipping and travel have caused a disruption to the timing of shipment of our 3D printing machines and our ability to complete installations of 3D printing machines. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

In response to adverse market conditions associated with the COVID-19 global pandemic, beginning in March 2020 and through April 2020, we initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity. We have targeted a net cost reduction for the remainder of 2020 of approximately $5,000 as a result of these actions. Given the high level of uncertainty associated with the timing and extent of the COVID-19 global pandemic, we expect to continue to assess whether additional cost actions are necessary to further adjust our operating model.

We are the global leader in industrial 3D printers utilizing binder jetting technology for non-polymer-based materials. Our continued focus is to achieve profitable growth via three strategic initiatives:

-

Expand Both Our Customer and Application Focus. We intend to leverage our substantial experience in binder jetting technology to focus on the highest value industries and applications. We have made a significant investment in our global commercial operations to drive our growth in this area.

-

Extend the Capabilities of Our Core Technology. We intend to expand our core binder jetting technology through our machine platforms while at the same time lowering the total cost of ownership of our systems for our customers. We are also focused on driving modularity among our various machine platforms for both direct (metal) and indirect (sand) applications.

-

Execute on Recurring Revenue Growth. We intend to execute on our plan to expand our offerings for 3D printed and other products, materials and services while better leveraging our growing global installed base of 3D printers.

Our results for the three months ended March 31, 2020, while favorable as compared to the three months ended March 31, 2019, continue to be impacted by a prolonged downturn in global manufacturing trends which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the first quarter with a record backlog balance of approximately $33,800. We expect the combination of our backlog at March 31, 2020 and an acceleration in market adoption of our newly introduced printer platforms (our X1 25ProTM for metal applications and S-Max ProTM for sand applications, both introduced to market during the three months ended December 31, 2019) to provide the basis for our operating stability in 2020 despite continuing negative macroeconomic trends for global manufacturing, including the impact of the COVID-19 global pandemic.

Sale-Leaseback of European Headquarters and Operating Facility in Gersthofen, Germany

On December 10, 2019, ExOne Property GmbH and ExOne GmbH (our “German Subsidiaries”), entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of our European headquarters and operating facility in Gersthofen, Germany (the “Facility”) for a cash price of approximately $18,500 (€17,000), of which approximately $2,200 was received prior to December 31, 2019. Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract (the “Lease”) for the leaseback of the Facility for an initial aggregate annual rent totaling approximately $1,700 (€1,500), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020.

As a result of the completion of the sale-leaseback transaction further described above, we recorded or expect to record the following effects on our results of operations, financial condition and cash flows:

-

As indicated, we expect to incur annual rent expense (which commenced during the three months ending March 31, 2020) of approximately $1,700 (with an expected allocation of approximately $1,300, $200 and $200 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility). This is in place of annual depreciation associated with the Facility of approximately $600 (allocated approximately $400, $100 and $100 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility).

-	During the three months ended March 31, 2020, we recorded a gain from sale-leaseback of property and equipment of $1,462.
-

During the three months ended March 31, 2020, we recorded an operating right-of-use asset and corresponding operating lease liability of $4,605, which was representative of the present value of future minimum lease payments over the initial three-year term as there were no penalties or other factors associated with the lease that result in reasonable assurance of its extension at inception.

Backlog

At March 31, 2020, our backlog was approximately $33,800 of which approximately $29,800 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of the COVID-19 global pandemic (further discussed above) including, but not limited to, international shipping and travel restrictions brought about by the global pandemic which could have an adverse effect on the timing of delivery of products and/or services to customers. At December 31, 2019, our backlog was approximately $31,100.

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

We believe that the COVID-19 global pandemic may have an adverse effect on the future capital expenditure decisions of our customers outside of their normal spending cycles, which may impact the timing and extent of such decisions.

Results of Operations

Net Loss

Net loss for the three months ended March 31, 2020 was $3,648, or $0.22 per basic and diluted share, compared with a net loss of $4,496, or $0.28 per basic and diluted share, for the three months ended March 31, 2019. The decrease in our net loss was principally due to an increase in our revenues and gross profit driven by an increase in customer demand for our products, offset by an increase in our operating expenses based on investments made in our research and development activities (primarily headcount) and selling, general and administrative expenses (primarily headcount increases associated with our global marketing and sales infrastructure). During the three months ended March 31, 2020 we recognized a gain from sale-leaseback of property and equipment of $1,462 associated with the sale of our European headquarters and operating facility in Gersthofen, Germany. During the three months ended March 31, 2019, we recorded an income tax benefit of $818 associated with the reversal of previously recorded liabilities for uncertain tax positions following the completion of a tax examination of our German operations.

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2020		2019
3D printing machines	$6,317	47.2%	$3,329	34.8%
3D printed and other products, materials and services	7,066	52.8%	6,250	65.2%
	$13,383	100.0%	$9,579	100.0%

Revenue for the three months ended March 31, 2020 was $13,383, compared with revenue of $9,579 for the three months ended March 31, 2019, an increase of $3,804, or 39.7%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups.

The increase in revenues from 3D printing machines of $2,988, or 89.8%, resulted from higher volumes (14 units sold during the three months ended March 31, 2020 versus 8 units sold during the three months ended March 31, 2019) and a favorable mix of machines sold.

The increase in revenues from 3D printed and other products, materials and services of $816, or 13.1%, resulted from an increase of $593 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines. We also experienced an increase in revenues of $417 associated with research and development arrangements primarily due to an automotive project which commenced during the three months ended December 31, 2019. Offsetting these increases were reductions in revenues of $144 from our global EACs (metal and sand) based on lower customer demand for printed products.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2020 was $9,754, compared with cost of sales of $6,937 for the three months ended March 31, 2019, an increase of $2,817, or 40.6%. Gross profit for the three months ended March 31, 2020 was $3,629, compared with gross profit of $2,642 for the three months ended March 31, 2019, an increase of $987. Gross profit percentage was 27.1% for the three months ended March 31, 2020, compared with 27.6% for the three months ended March 31, 2019.

The increase in gross profit was primarily due to our higher revenue volumes during the three months ended March 31, 2020, offset by lower realized pricing on sales between the periods which unfavorably impacted our gross profit as a percentage of sales. We experienced higher overhead costs during the three months ended March 31, 2020, based on an increased global headcount and facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the three months ended March 31, 2020, as well as comparably unfavorable product warranty experience of $157. Offsetting these unfavorable impacts was a reduction in net charges for slow-moving and obsolete inventories of $86 between the periods.

Research and Development

Research and development expenses for the three months ended March 31, 2020 were $2,476, compared with research and development expenses of $2,432 for the three months ended March 31, 2019, an increase of $44, or 1.8%. The increase in research and development expenses was primarily due to an increase in employee-related costs (salaries and benefits) of $167 due to an increased headcount, offset by a decrease in consulting and professional fees of $82 associated with lower machine development costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2020 were $6,163, compared with selling, general and administrative expenses of $5,423 for the three months ended March 31, 2019, an increase of $740, or 13.6%. The increase in selling, general and administrative expenses was principally due to an increase in employee-related costs (salaries and benefits) of $655 due to investments made during 2019 and early 2020 in our global marketing and sales infrastructure and an increase of $144 in sales commissions based on higher revenues. In addition, during the three months ended March 31, 2020, we incurred a net provision for bad debts of $51 as compared to net recoveries for bad debts of $73 during the three months ended March 31, 2019. Offsetting these increases was a decrease in expense incurred under our annual incentive plans of $137 based on the expectation of under performance against targets established for 2020 in advance of the impact to market conditions of the COVID-19 global pandemic.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $64, compared with interest expense of $71 for the three months ended March 31, 2019, a decrease of $7, or 9.9%. The decrease in interest expense was principally due to lower debt issuance cost amortization associated with our related party revolving credit facility following amendment and extension of the agreement in February 2020.

Other (Income) Expense – Net

Other (income) expense – net for the three months ended March 31, 2020 was ($190), compared with other (income) expense – net of $12 for the three months ended March 31, 2019. The change of $202 was principally due to favorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 was $226 and ($800), respectively. We have completed a discrete period computation of our provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2020 and 2019 was 6.6% (provision on a loss) and 15.1% (benefit on a loss), respectively. For the three months ended March 31, 2020, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the three months ended March 31, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further described below) and net changes in valuation allowances for the period.

We have provided a valuation allowance for certain of our net deferred tax assets as a result of our inability to generate consistent net operating profits in certain jurisdictions in which we operate. As such, certain benefits from deferred taxes in the periods presented have been fully offset by changes in the valuation allowance for the related net deferred tax assets. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that net deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

Impairment

During the three months ended March 31, 2020, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $3,648 for the three months ended March 31, 2020. At March 31, 2020, we had $16,813 in unrestricted cash and cash equivalents.

In addition to our unrestricted cash and cash equivalents, we also have access to additional capital through our $10,000 related party revolving credit facility (further discussed below). Also, on April 18, 2020, we received additional unrestricted cash proceeds of $2,194 in connection with a Paycheck Protection Program loan (further discussed below).

Since our inception we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent secondary offerings) of $168,361 to fund our operations. We maintain additional access to capital through our active shelf registration statement which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000. Future sales of securities through our active shelf registration are dependent on market conditions which may restrict the timing and extent of any future offering of securities by us.

We have previously exhibited our ability to modify our operating structure and support our liquidity position through various restructuring and other actions, including our 2018 global cost realignment program. As further discussed above, in response to adverse market conditions associated with the COVID-19 global pandemic, beginning in March 2020 and through April 2020, we commenced various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity.

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further described above). We may also seek to raise additional capital to support our growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently our Chairman, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to us for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 6.0% at March 31, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

On February 18, 2020, the Loan Parties and LBM entered into a First Amendment to the Credit Agreement (the “Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term of the credit facility until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable of ExOne GmbH no longer serve as collateral for borrowings under the amended revolving credit facility.

Borrowings under the credit facility are required to be made in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and March 31, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

The amended Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The amended Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The amended Credit Agreement does not contain any financial covenants. The amended Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

We do not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Board, in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the amended Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibit termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during the three months ended March 31, 2020 or 2019.

In connection with our efforts to conserve cash as a result of the COVID-19 global pandemic, LBM agreed to defer cash payments of its commitment fee on the unused portion of the revolving credit facility to a future date (to be determined upon mutual agreement by the parties). There are no incremental interest or other fees to be incurred by us as a result of this deferral.

Paycheck Protection Program

On April 18, 2020, we entered into an unsecured promissory note (the “Note”) in favor of The Huntington National Bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan is granted pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Principal and interest payments on the Loan are deferred until November 18, 2020, at which time equal installments of principal and interest will be due and payable monthly through the Maturity Date. The Note may be prepaid by us at any time prior to maturity without penalty. If we default on the Note, the Lender may, at its option, accelerate the maturity of our obligations under the Note.

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We intend to use all or a significant majority of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA.

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances as of the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net cash used for operating activities	$(4,739)	$(1,386)
Net cash provided by (used for) investing activities	15,890	(347)
Net cash (used for) provided by financing activities	(42)	56
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(31)	(121)
Net change in cash, cash equivalents, and restricted cash	$11,078	$(1,798)

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$16,813	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$17,321	$6,243

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2020 was $4,739, compared with net cash used for operating activities of $1,386 for the three months ended March 31, 2019. The net increase in cash outflows of $3,353 was due to an increase in our net loss (net of noncash items) and a net increase in working capital attributable to a decrease in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales) partially offset by a decrease in net cash outflows related to inventory production of our 3D printing machines and the timing of payments to our suppliers and vendors for our production and operating expenses.

We expect to maintain a balanced net working capital position for the remainder of 2020, with a targeted reduction in inventories consistent with our revised production plans expected to offset lower commercial activity (customer prepayments) stemming from the impact of the COVID-19 global pandemic.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $15,890, compared with net cash used for investing activities of $347 for the three months ended March 31, 2019.

For the three months ended March 31, 2020, net cash provided by investing activities included $16,228 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

We expect our remaining 2020 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of approximately $1,000 to $2,000, which reflects a reduced spending target as part of our capital conservation plans in response to the COVID-19 global pandemic and its effect on our operations).

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2020 was $42, compared with net cash provided by financing activities of $56 for the three months ended March 31, 2019.

Activity for both periods included principal payments on outstanding debt.

For the three months ended March 31, 2019, net cash provided by financing activities included $165 in cash inflows associated with proceeds from the exercise of stock options by employees. This amount was offset by $68 in cash outflows associated with taxes related to the net settlement of equity-based awards. There were no stock option exercises or taxes related to the net settlement of equity-based awards during the three months ended March 31, 2020.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2019 to March 31, 2020:

Restricted cash decreased by $470 following an amendment to our credit facility agreement with a German bank completed in February 2020 which relieved us of a cash collateral requirement up to approximately $1,100 for financial guarantees and letters of credit issued by us for commercial transactions requiring security.

Accounts receivable decreased by $1,568 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $1,883 due to an increase in finished goods inventories (principally 3D printing machines prepared for sale in accordance with customer specifications pending delivery to or acceptance by customers) consistent with growth in our backlog. In addition, raw materials and components inventories increased in connection with our production plans.

Prepaid expenses and other current assets increased by $605, mostly due to increases in prepayments to suppliers for 3D printing machine components and subassemblies.

Property and equipment – net decreased by $18,175, mostly due to the impact of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany (which resulted in a derecognition of $17,282 of related property and equipment) and depreciation expense of $923 incurred during the period.

Operating lease right-of-use assets increased by $4,357, principally as a result of the sale-leaseback transaction further discussed above.

Accounts payable decreased by $1,433 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities decreased by $2,352, mostly due to the sale-leaseback transaction further discussed above based on the release of $2,243 of a deposit liability received from the buyer in December 2019.

Operating lease liabilities increased $4,357, principally as a result of the sale-leaseback transaction further discussed above.

Contract liabilities increased $1,744 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog).

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At March 31, 2020, total outstanding financial guarantees and letters of credit issued by us were $863 (€785) with expiration dates ranging from October 2020 through February 2023. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by us were $560 (€499). For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 to the condensed consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of certain material weaknesses in our internal control over financial reporting (further described below), our disclosure controls and procedures were ineffective.

In connection with the preparation of our condensed consolidated financial statements as of and for the three months ended March 31, 2020, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in Securities and Exchange Commission Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding the identified material weaknesses described above, management believes that the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, as a result of the identification of the material weaknesses further described above, management has commenced its remediation plans in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plans include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

Other than the items further described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

We face risks related to the COVID-19 global pandemic which could significantly disrupt our operations and impact our operating results and/or cash flows.

In addition to the commercial risks, the long-term effects of the COVID-19 global pandemic may also include risks associated with employee health and safety, resultant operating facility closures and supply chain disruption, each of which may have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described above.

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

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 of Form 8-K (#001-35806) filed on April 3, 2020.

10.1	First Amendment to Credit Agreement dated February 18, 2020 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Incorporated by reference to Exhibit 10.13 of Form 10-K (#001-35806) filed on March 12, 2020.

10.2	First Amendment to Employment Agreement dated April 3, 2020 between the Company and John F. Hartner.	Filed herewith.

10.3	Separation and Release Agreement dated April 9, 2020 between the Company and Charlie Grace.	Filed herewith.

10.4	Promissory Note (Paycheck Protection Program Loan) dated April 18, 2020 in favor of The Huntington National Bank.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 7, 2020