Form 10-Q
period 2020-06-30
ExOne Co
filed 2020-08-06
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, 16,910,852 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$11,099	$15,279	$24,482	$24,858
Cost of sales	8,009	10,137	17,763	17,074
Gross profit	3,090	5,142	6,719	7,784
Operating expenses
Research and development	2,369	2,537	4,845	4,969
Selling, general and administrative	4,488	6,167	10,651	11,590
Gain from sale-leaseback of property and equipment	—	—	(1,462)	—
	6,857	8,704	14,034	16,559
Loss from operations	(3,767)	(3,562)	(7,315)	(8,775)
Other expense
Interest expense	53	71	117	142
Other expense ̶ net	195	57	5	69
	248	128	122	211
Loss before income taxes	(4,015)	(3,690)	(7,437)	(8,986)
Provision (benefit) for income taxes	8	99	234	(701)
Net loss	$(4,023)	$(3,789)	$(7,671)	$(8,285)
Net loss per common share:
Basic	$(0.24)	$(0.23)	$(0.47)	$(0.51)
Diluted	$(0.24)	$(0.23)	$(0.47)	$(0.51)
Comprehensive loss:
Net loss	$(4,023)	$(3,789)	$(7,671)	$(8,285)
Other comprehensive income (loss):
Foreign currency translation adjustments	370	583	(468)	(193)
Comprehensive loss	$(3,653)	$(3,206)	$(8,139)	$(8,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,658	$5,265
Restricted cash	508	978
Accounts receivable ̶ net	4,531	6,522
Current portion of net investment in sales-type leases	292	213
Inventories ̶ net	24,208	19,770
Prepaid expenses and other current assets	3,510	2,182
Total current assets	52,707	34,930
Property and equipment ̶ net	20,609	38,895
Operating lease right-of-use assets	4,533	432
Net investment in sales-type leases ̶ net of current portion	639	738
Other noncurrent assets	242	371
Total assets	$78,730	$75,366
Liabilities
Current liabilities:
Current portion of long-term debt	$1,128	$153
Current portion of operating lease liabilities	1,754	158
Accounts payable	5,127	5,818
Accrued expenses and other current liabilities	4,183	6,942
Current portion of contract liabilities	16,438	11,846
Total current liabilities	28,630	24,917
Long-term debt ̶ net of current portion	2,354	1,211
Operating lease liabilities ̶ net of current portion	2,779	274
Contract liabilities ̶ net of current portion	213	286
Other noncurrent liabilities	223	96
Total liabilities	34,199	26,784
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,863,602 (2020) and 16,346,960 (2019) shares issued and outstanding	169	163
Additional paid-in capital	180,932	176,850
Accumulated deficit	(124,619)	(116,948)
Accumulated other comprehensive loss	(11,951)	(11,483)
Total stockholders' equity	44,531	48,582
Total liabilities and stockholders' equity	$78,730	$75,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(7,671)	$(8,285)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	2,107	2,349
Equity-based compensation	449	1,081
Amortization of debt issuance costs	29	47
Recoveries for bad debts ̶ net	(19)	(150)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	305	131
Foreign exchange (gains) losses on intercompany transactions ̶ net	(51)	19
Gain from sale-leaseback of property and equipment	(1,462)	—
Gain from disposal of property and equipment ̶ net	(1)	(2)
Deferred income taxes	195	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	2,016	1,879
Decrease in net investment in sales-type leases	20	153
Increase in inventories	(5,369)	(1,325)
Increase in prepaid expenses and other assets	(1,034)	(221)
(Decrease) increase in accounts payable	(821)	927
Decrease in accrued expenses and other liabilities	(458)	(1,689)
Increase in contract liabilities	4,428	3,608
Net cash used for operating activities	(7,337)	(1,478)
Investing activities
Capital expenditures	(591)	(423)
Proceeds from sale of property and equipment	16,229	3
Net cash provided by (used for) investing activities	15,638	(420)
Financing activities
Proceeds from borrowings on long-term debt	2,194	—
Payments on long-term debt	(78)	(74)
Proceeds from at-the-market offerings of common stock, net of issuance costs	2,894	—
Proceeds from exercise of employee stock options	541	171
Other	(29)	(75)
Net cash provided by financing activities	5,522	22
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	100	(12)
Net change in cash, cash equivalents, and restricted cash	13,923	(1,888)
Cash, cash equivalents, and restricted cash at beginning of period	6,243	9,140
Cash, cash equivalents, and restricted cash at end of period	$20,166	$7,252
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,834	$1,066
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,107	$182
Property and equipment included in accounts payable	$41	$110
Property and equipment included in accrued expenses and other current liabilities	$—	$48
Unsettled proceeds from at-the-market offerings of common stock, net of issuance costs	$204	$—
Unsettled proceeds from exercise of employee stock options	$—	$91

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive loss	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Taxes related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	38	—	—	—	—	—
Balance at March 31, 2019	16,295	$163	$175,749	$(106,349)	$(11,524)	$58,039
Net loss	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	—	583	583
Equity-based compensation	—	—	642	—	—	642
Exercise of employee stock options	13	—	97	—	—	97
Common stock issued from equity incentive plan	10	—	—	—	—	—
Balance at June 30, 2019	16,318	$163	$176,488	$(110,138)	$(10,941)	$55,572

Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388
Net loss	—	—	—	(4,023)	—	(4,023)
Other comprehensive income	—	—	—	—	370	370
Equity-based compensation	—	—	157	—	—	157
Exercise of employee stock options	73	1	540	—	—	541
Common stock issued from equity incentive plan	22	—	—	—	—	—
At-the-market offerings of common stock, net of issuance costs	383	4	3,094	—	—	3,098
Balance at June 30, 2020	16,864	$169	$180,932	$(124,619)	$(11,951)	$44,531

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

Certain amounts in the accompanying condensed statement of consolidated cash flows have been reclassified to conform to current period presentation.

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic (“COVID-19”) and recommended containment and mitigation measures worldwide. The impact of COVID-19 and the related economic, business and market disruptions are evolving rapidly, and their effects are uncertain. As a result of COVID-19, the Company was required to temporarily close its operations at its North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, the Company has incurred incremental costs associated with protecting the health and safety of the Company’s global workforce, enhanced sanitization of the Company’s global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of the Company’s 3D printing machines, resulting in negative impacts to the Company’s financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on the Company’s business are uncertain at this time. The Company is unable to predict the impact that COVID-19 will have on its future financial position, results of operations and cash flows.

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

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of $4,023 and $7,671 for the three months and six months ended June 30, 2020, respectively. At June 30, 2020, the Company had $19,658 in unrestricted cash and cash equivalents. In addition to its unrestricted cash and cash equivalents, the Company also has access to additional capital through its $10,000 related party revolving credit facility (Note 12).

Since its inception, the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent public offerings) of $168,361 to fund its operations. The Company maintains additional access to capital through its active shelf registration statement (Note 1) which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000. In June 2020, the Company entered into an Equity Distribution Agreement with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. Terms of the Equity Distribution Agreement require a 3.0% commission on the sale of ExOne common stock as well as reimbursement of certain expenses incurred by Oppenheimer. During the three months ended June 30, 2020, the Company sold 382,601 shares of common stock in at-the-market offerings at an average selling price of $8.86 per share resulting in net proceeds to the Company (after deducting commissions) of $3,288 (of which, at June 30, 2020, $362 remained unsettled and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet, such net proceeds received by the Company in July 2020). During the three months ended June 30, 2020, the Company incurred expenses (other than commissions) associated with the at-the-market offerings of $190 (of which, at June 30, 2020, $158 were unpaid and included in accounts payable in the accompanying condensed consolidated balance sheet). There have been no sales of shares of common stock in at-the-market offerings subsequent to June 30, 2020. Future sales of securities in at-the-market offerings and the Company’s active shelf registration, if any, are dependent on market conditions, which may restrict the timing and extent of any future offering of securities by the Company.

In addition to net proceeds from the sale of its common stock, on April 18, 2020, the Company received additional unrestricted cash proceeds of $2,194 in connection with a Paycheck Protection Program loan (Note 13).

The Company has previously exhibited its ability to modify its operating structure and support its liquidity position through various restructuring and other actions, including its 2018 global cost realignment program. In response to adverse market conditions associated with COVID-19, beginning in March 2020 and through April 2020, the Company initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity.

Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operating plan. If management anticipates that the Company’s actual results will differ from its operating plan, management believes it has sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further discussed above). The Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(12,321)	$(11,524)	$(11,483)	$(10,748)
Other comprehensive income (loss)	370	583	(468)	(193)
Balance at end of period	$(11,951)	$(10,941)	$(11,951)	$(10,941)

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

As the Company incurred a net loss during each of the three months and six months ended June 30, 2020 and 2019, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (679,198 – 2020 and 608,787 – 2019) and unvested restricted stock issued (47,250 – 2020 and 96,264 – 2019), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(4,023)	$(3,789)	$(7,671)	$(8,285)
Weighted average shares outstanding (basic and diluted)	16,464,345	16,301,157	16,416,867	16,278,043
Net loss per common share:
Basic	$(0.24)	$(0.23)	$(0.47)	$(0.51)
Diluted	$(0.24)	$(0.23)	$(0.47)	$(0.51)

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
3D printing machines	$4,898	$9,231	$11,215	$12,560
3D printed and other products, materials and services	6,201	6,048	13,267	12,298
	$11,099	$15,279	$24,482	$24,858

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under ASU 2016-02, “Leases” (Note 10).

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

For the six months ended June 30, 2020, the Company recognized revenue of $4,978 related to contract liabilities at January 1, 2020. There were no other significant changes in contract liabilities during the six months ended June 30, 2020. Contract assets are not significant.

As of June 30, 2020, the Company had approximately $38,200 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $33,200 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (Note 1) including, but not limited to, international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 10) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $488 and $508, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded net recoveries for bad debts of $70 and $77, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded net recoveries for bad debts of $19 and $150, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$19,658	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$20,166	$6,243

Restricted cash at both June 30, 2020 and December 31, 2019 included $508 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Restricted cash at December 31, 2019 included $470 associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Refer to Note 11 for further discussion related to an amendment to this cash collateral requirement effective in February 2020.

Each of the balances discussed above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Raw materials and components	$11,149	$8,841
Work in process	5,890	4,922
Finished goods	7,169	6,007
	$24,208	$19,770

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

At June 30, 2020 and December 31, 2019, the allowance for slow-moving and obsolete inventories was $2,493 and $3,443, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,370	$4,177	$3,443	$4,143
Provision for slow-moving and obsolete inventories ̶ net	78	24	100	131
Reductions for sale, consumption or scrap of previously reserved amounts	(1,019)	(106)	(1,055)	(106)
Foreign currency translation adjustments	64	54	5	(19)
Balance at end of period	$2,493	$4,149	$2,493	$4,149

Reductions for sale, consumption or scrap of previously reserved amounts for both the three and six months ended June 30, 2020 consist principally of certain raw material and component inventories associated with the Company’s former Exerial 3D printing platform, which were disposed of during the period. There was no significant benefit or charge recorded during the period in connection with the related disposals.

During the three months ended June 30, 2020, the Company recorded a charge of $205 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

Note 8. Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

	June 30,	December 31,	Economic Life
	2020	2019	(in years)
Land	$3,385	$6,980	N/A
Buildings and related improvements	10,036	25,675	5 - 40
Machinery and equipment	19,119	19,531	3 - 20
Other	6,027	7,086	3 - 20
	38,567	59,272
Less: Accumulated depreciation	(19,417)	(21,478)
	19,150	37,794
Construction-in-progress	1,459	1,101
Property and equipment ̶ net	$20,609	$38,895

For both the three months ended June 30, 2020 and 2019, depreciation expense was $1,184. For the six months ended June 30, 2020 and 2019, depreciation expense was $2,107 and $2,349, respectively.

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

During the three months ended June 30, 2020, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$810	$1,251	$866	$1,670
Provisions for new issuances	187	383	463	529
Payments	(501)	(457)	(845)	(848)
Reserve adjustments	101	36	121	(123)
Foreign currency translation adjustments	6	10	(2)	(5)
Balance at end of period	$603	$1,223	$603	$1,223

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

Through July 2019, certain of the Company’s operating lease arrangements were with related parties under common control (Note 18). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $12 and $24 for the three months and six months ended June 30, 2019, respectively.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at June 30, 2020, were as follows:

2020	$978
2021	1,925
2022	1,891
2023	32
2024	11
Thereafter	2
Total minimum lease payments	4,839
Less: Present value discount	(306)
Total operating lease liabilities	$4,533

For the three months and six months ended June 30, 2020, lease cost under operating lease arrangements was $529 and $1,033, including $41 and $72 relating to short-term lease arrangements, respectively. For the three months and six months ended June 30, 2019, lease cost under operating lease arrangements was $98 and $211, including $47 and $112 relating to short-term lease arrangements, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the six months ended June 30, 2020:

Operating lease right-of-use assets	$4,533
Current portion of operating lease liabilities	$1,754
Operating lease liabilities ̶ net of current portion	$2,779
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,876
Cash paid for amounts included in the measurement of operating lease liabilities	$961
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	5.1%

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

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At June 30, 2020, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

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

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type
Revenue	$154	$—	$706	$—	$362	$—	$1,026	$—
Interest income(a)	$—	$17	$—	$27	$—	$35	$—	$55

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Future minimum lease payments receivable	$1,547	$1,595
Less: Allowance for doubtful accounts	(424)	(424)
Net future minimum lease payments receivable	1,123	1,171
Less: Unearned interest income	(192)	(220)
Net investment in sales-type leases	$931	$951

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements as of June 30, 2020 were as follows:

	Operating	Sales-type
2020	$384	$327
2021	48	429
2022	—	380
2023	—	411
2024	—	—
Thereafter	—	—
Total minimum lease payments	$432	$1,547
Less: Allowance for doubtful accounts		(424)
Less: Present value discount		(192)
Future minimum lease payments receivable		$931

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

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of its credit facility with the German bank. The credit facility amendments included the elimination of the overdraft credit and short-term loan features of the prior agreement and replaced them with an increased capacity amount of approximately $3,900 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security was eliminated for amounts up to approximately $1,100 (€1,000) as the amendment provided the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of approximately $1,100 (€1,000) continue to require cash collateral under the amended credit facility.

At June 30, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $906 (€807) including $265 (€236) with expiration dates ranging from October 2020 through February 2023 and $641 (€571) which do not expire. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the former credit facility were $560 (€499).

Note 12. Related Party Revolving Credit Facility

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to the Company for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 5.2% at June 30, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Borrowings under the credit facility are required to be made in minimum increments of $1,000. The Company may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. The Company may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and June 30, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

The amended Credit Agreement contains several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The amended Credit Agreement also contains several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The amended Credit Agreement does not contain any financial covenants. The amended Credit Agreement also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The Company has obtained waivers related to its event of default on its building note payable (Note 13) and for the incurrence of additional debt associated with its PPP Loan (Note 13).

The Company does not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate Escrow Agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the amended Credit Agreement and Escrow Agreement prohibit any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibit termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during the three or six months ended June 30, 2020 or 2019. There were no borrowings outstanding under the credit facility at either June 30, 2020 or December 31, 2019.

The Company incurred $265 in debt issuance costs associated with the inception of the credit facility (including the aforementioned up-front commitment fee paid at closing to LBM) and $49 in debt issuance costs associated with the Amendment.

During the three and six months ended June 30, 2020, the Company recorded interest expense relating to the credit facility of $34 and $79, respectively. Included in interest expense for the three months and six months ended June 30, 2020 was $9 and $27, respectively, associated with amortization of debt issuance costs (resulting in $129 in remaining debt issuance costs at June 30, 2020, of which $35 was included in prepaid expenses and other current assets and $94 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Included in interest expense for the three months and six months ended June 30, 2020 was $25 and $52, respectively, associated with the commitment fee on the unused portion of the revolving credit facility.

In connection with the Company’s efforts to conserve cash as a result of COVID-19, LBM agreed in April 2020 to temporarily defer (through July 2020) cash payments associated with the commitment fee on the unused portion of the revolving credit facility. There were no incremental interest or other fees incurred by the Company as a result of this deferral. At June 30, 2020 and December 31, 2019, $52 and $28, respectively, associated with the commitment fee on the unused portion of the revolving credit facility were included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at June 30, 2020 and December 31, 2019 were settled by the Company in July 2020 and January 2020, respectively.

During the three and six months ended June 30, 2019, the Company recorded interest expense related to the credit facility of $50 and $100, respectively.

Note 13. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$2,194	$—	$2,194	$—	$—	$—
Building note payable	1,306	(18)	1,288	1,384	(20)	1,364
Less: Amount due within one year	(1,132)	4	(1,128)	(157)	4	(153)
	$2,368	$(14)	$2,354	$1,227	$(16)	$1,211

On April 18, 2020, the Company entered into an unsecured promissory note (the “Note”) with an unrelated United States bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

On May 21, 2012, the Company entered into a building note payable with an unrelated United States bank. Terms of the building note payable include monthly payments of $18 including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of $4,854 at June 30, 2020.

At December 31, 2019, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2019 and through December 31, 2020. Related to the 2019 non-compliance, there were no cross-default provisions or related impacts on other lending or financing agreements (Note 12).

Future maturities of long-term debt at June 30, 2020, were as follows:

2020	$322
2021	1,627
2022	668
2023	188
2024	195
Thereafter	500
$3,500

Note 14. Income Taxes

The provision for income taxes for the three months ended June 30, 2020 and 2019 was $8 and $99, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2020 and 2019 was $234 and ($701), respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2020 and 2019 was 0.2% (provision on a loss) and 2.7% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 3.1% (provision on a loss) and 7.8% (benefit on a loss), respectively.

For the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the six months ended June 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further discussed below) and net changes in valuation allowances for the period.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$—	$102	$—	$1,186
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions of prior years	—	1	—	2
Reductions for tax positions of prior years	—	—	—	(1,075)
Settlements	—	—	—	—
Foreign currency translation adjustments	—	2	—	(8)
Balance at end of period	$—	$105	$—	$105

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the provision (benefit) for income taxes for any of the periods presented.

At December 31, 2018, the Company’s ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

Note 15. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At June 30, 2020, 688,217 shares remained available for future issuance under the Plan.

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

On February 6, 2019, the Compensation Committee of the Board adopted the 2019 Annual Incentive Program (the “2019 Program”) as a subplan under the Plan. The 2019 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2019 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2019 Program. During the three and six months ended June 30, 2019, the Company recorded $234 and $376, respectively, in equity-based compensation expense based on the estimated outcome of the defined financial goals for 2019 under the 2019 Program.

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During the three and six months ended June 30, 2020, the Company recorded no equity-based compensation expense based on the estimated outcome of the defined financial goals for 2020 under the 2020 Program.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity-based compensation expense recognized:
Stock options	$44	$150	$189	$316
Restricted stock	105	245	246	374
Other(a)	8	247	14	391
Total equity-based compensation expense before income taxes	157	642	449	1,081
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$157	$642	$449	$1,081

(a)

For each of the 2020 periods, Other represents expense associated with certain employee contractual amounts to be settled in equity. For each of the 2019 periods, Other represents expense associated with the 2019 Program and certain employee contractual amounts to be settled in equity.

(b)	The Benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on recorded valuation allowances against net deferred tax assets.

At June 30, 2020, total future compensation expense related to unvested awards yet to be recognized by the Company was $412 for stock options and $164 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 1.1 years.

The fair value of stock options granted during the six months ended June 30, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted average fair value per stock option	$3.48 - $3.68
Volatility	54.0% - 60.1%
Average risk-free interest rate	2.2% - 2.5%
Dividend yield	0.0%
Expected term (years)	2.5 - 3.5

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

The activity for stock options was as follows for the periods indicated:

	Six Months Ended June 30,
	2020			2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	854,259	$9.34	$4.49	621,986	$10.66	$5.52
Stock options granted	—	$—	$—	57,610	$8.33	$3.67
Stock options exercised	(73,251)	$7.38	$3.22	(36,370)	$7.22	$3.03
Stock options forfeited	(79,936)	$7.85	$3.41	(9,773)	$7.67	$3.70
Stock options expired	(21,874)	$11.18	$6.14	(24,666)	$17.10	$10.45
Outstanding at end of period	679,198	$9.67	$4.70	608,787	$10.43	$5.33
Exercisable at end of period	423,456	$11.20	$5.83	385,709	$11.56	$6.20
Expected to vest at end of period	255,742	$7.14	$2.82	223,078	$8.48	$3.82

At June 30, 2020, intrinsic value associated with stock options exercisable and expected to vest was $147 and $360, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at June 30, 2020, was 3.4 years and 4.1 years, respectively. Stock options with an aggregate intrinsic value of $624 were exercised by employees during the six months ended June 30, 2020, resulting in proceeds to the Company from the exercise of stock options of $541. Stock options with an aggregate intrinsic value of $326 were exercised by employees during the six months ended June 30, 2019, resulting in proceeds to the Company from the exercise of stock options of $262 (of which, at June 30, 2019, $91 remained unsettled). The Company recorded no income tax benefit related to these exercises.

The activity for restricted stock was as follows for the periods indicated:

	Six Months Ended June 30,
	2020		2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	66,513	$8.76	67,001	$8.30
Restricted stock granted	37,500	$7.12	66,763	$8.98
Restricted stock vested	(56,763)	$9.11	(37,500)	$8.12
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	47,250	$7.04	96,264	$8.84
Restricted stock expected to vest at end of period	47,250	$7.04	96,264	$8.84

Restricted stock that vested during the six months ended June 30, 2020 and 2019, had a fair value of $408 and $356, respectively.

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements, in accordance with GAAP. At June 30, 2020 and December 31, 2019, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	June 30,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$19,658	$19,658	$5,265	$5,265
Restricted cash	$508	$508	$978	$978
Debt issuance costs(a)	$129	$—	$107	$—
Current portion of long-term debt(b)	$1,128	$990	$153	$157
Long-term debt ̶ net of current portion(b)	$2,354	$2,309	$1,211	$1,227

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 12) of which $35 and $88 was included in prepaid expenses and other current assets and $94 and $19 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively.

(b)	Carrying values at June 30, 2020 and December 31, 2019 are net of unamortized debt issuance costs of $18 and $20, respectively.

The carrying amounts of cash and cash equivalents and restricted cash approximate fair value due to their short-term maturities. The fair value of current portion of long term debt and long-term debt – net of current portion has been estimated by management based on the consideration of applicable interest rates, including certain instruments at variable or floating rates and the nominal fixed interest rate (1.0%) associated with the Company’s PPP Loan (Note 13) and other available information (including quoted prices of similar instruments available to the Company). Cash and cash equivalents and restricted cash were classified as Level 1; Current portion of long-term debt and long-term debt – net of current portion were classified as Level 2.

Note 17. Concentration of Credit Risk

During the three months and six months ended June 30, 2020 and 2019, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended June 30, 2020 and 2019, the Company’s five most significant customers represented 40.7% and 46.4% of total revenue, respectively. For the six months ended June 30, 2020 and 2019, the Company’s five most significant customers represented 24.3% and 33.0% of total revenue, respectively. At June 30, 2020 and December 31, 2019, accounts receivable from the Company’s five most significant customers were $1,480 and $3,230, respectively.

Note 18. Related Party Transactions

Purchases of products and/or services from related parties during the three months and six months ended June 30, 2019 were $43 and $58, respectively.  Purchases of products and/or services by the Company during the three and six months ended June 30, 2019 included leased office space and website design services from related parties under common control by S. Kent Rockwell, (currently Chairman of the Board of the Company and previously the Executive Chairman and Chief Executive Officer of the Company) and the purchase of a 3D printing machine and certain ancillary equipment for $30 from an educational institution determined to be a related party on the basis that S. Kent Rockwell serves as a trustee of the educational institution. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board. There were no purchases of products and/or services from related parties during the three or six months ended June 30, 2020. There were no amounts due to related parties at either June 30, 2020 or December 31, 2019.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by S. Kent Rockwell for no consideration.  The Company estimated the fair market value of the benefits received during each of the three months and six months ended June 30, 2019 was $3. There were no such benefits received during the three months and six months ended June 30, 2020.

Refer to Note 12 for further discussion relating to the Company’s revolving credit facility with a related party.

Note 19. Other Expense – Net

Other expense – net consisted of the following for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$(3)	$(2)	$(15)	$(8)
Foreign currency losses (gains) – net	128	29	(37)	51
Other – net	70	30	57	26
	$195	$57	$5	$69

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and as modified and supplemented by “Risk Factors” in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the outbreak of the novel strain of coronavirus COVID-19 and the related economic repercussions and operational challenges; our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements in determining the period in which we recognize revenue; risks related to global operations including effects of COVID-19; foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; and other factors beyond our control, including the impact of COVID-19.

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

Outlook

The impact of COVID-19 and the related economic, business and market disruptions are evolving rapidly, and their effects are uncertain. As a result of COVID-19, we were required to temporarily close our operations at our North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, we have incurred incremental costs associated with protecting the health and safety of our global workforce, enhanced sanitization of our global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of our 3D printing machines, resulting in negative impacts to our financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

In response to adverse market conditions associated with COVID-19, beginning in March 2020 and through April 2020, we initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity. As a result of these actions, and other reduced costs such as global travel, we realized approximately $2,000 in cost savings during the three months ended June 30, 2020. We estimate additional cost savings in the range of approximately $2,000 to $3,000 for the remainder of 2020, with approximately $2,500 of the total 2020 cost savings sustained into 2021. Given the high level of uncertainty associated with the duration and severity of COVID-19, we expect to continue to assess whether additional cost actions are necessary to further adjust our operating model.

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

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the second quarter with a record backlog balance of approximately $38,200. We expect the combination of our backlog at June 30, 2020 and an acceleration in market adoption of our binder jetting technology, including our newly introduced printer platforms (our X1 25ProTM and X1 160ProTM for metal applications and S-Max ProTM for sand applications), to provide the basis for our operating stability for the remainder of 2020 and into 2021 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19.

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

As a result of the completion of the sale-leaseback transaction further discussed above, we recorded or expect to record the following effects on our results of operations, financial condition and cash flows:

-

As indicated, we expect to incur annual rent expense (which commenced during the three months ending March 31, 2020) of approximately $1,700 (with an expected allocation of approximately $1,300, $200 and $200 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility). This is in place of depreciation recorded in prior annual periods associated with the Facility of approximately $600 (allocated approximately $400, $100 and $100 to cost of sales, research and development and selling, general and administrative expenses, respectively, based on the relative utilization of the Facility).

-	During the three months ended March 31, 2020, we recorded a gain from sale-leaseback of property and equipment of $1,462.
-

During the three months ended March 31, 2020, we recorded an operating right-of-use asset and corresponding operating lease liability of $4,605, which was representative of the present value of future minimum lease payments over the initial three-year term as there were no penalties or other factors associated with the lease that resulted in reasonable assurance of its extension at inception.

Backlog

At June 30, 2020, our backlog was approximately $38,200 of which approximately $33,200 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above) including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2019, our backlog was approximately $31,100 and at June 30, 2019 our backlog was approximately $23,100.

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

We believe that COVID-19 may have an adverse effect on the future capital expenditure decisions of our customers outside of their normal spending cycles, which may impact the timing and extent of such decisions.

Results of Operations

Net Loss

Net loss for the three months ended June 30, 2020 was $4,023, or $0.24 per basic and diluted share, compared with a net loss of $3,789, or $0.23 per basic and diluted share, for the three months ended June 30, 2019. The increase in our net loss was principally due to a decrease in our revenues and gross profit, primarily due to a lower volume of sales of 3D printing machines. This decrease was partially offset by lower operating expenses (research and development and selling, general and administrative expenses) primarily as a result of certain cost savings actions taken, and other cost reductions realized, as a result of COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event), which we attended in June 2019.

Net loss for the six months ended June 30, 2020 was $7,671, or $0.47 per basic and diluted share, compared with a net loss of $8,285, or $0.51 per basic and diluted share, for the six months ended June 30, 2019. The decrease in our net loss was principally due to lower operating expenses primarily as a result of certain cost savings actions taken, and other cost reductions realized, as a result of COVID-19 and the absence of costs associated with the GIFA international foundry show. In addition, we recognized a gain of $1,462 during the three months ended March 31, 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany. These amounts were offset by lower gross profit on our sales mostly as a result of lower realized pricing on products sold. In addition, during the three months ended March 31, 2019, we recorded an income tax benefit of $818 associated with the reversal of previously recorded liabilities for uncertain tax positions following the completion of a tax examination of our German operations.

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
3D printing machines	$4,898	44.1%	$9,231	60.4%	$11,215	45.8%	$12,560	50.5%
3D printed and other products, materials and services	6,201	55.9%	6,048	39.6%	13,267	54.2%	12,298	49.5%
	$11,099	100.0%	$15,279	100.0%	$24,482	100.0%	$24,858	100.0%

Revenue for the three months ended June 30, 2020 was $11,099, compared with revenue of $15,279 for the three months ended June 30, 2019, a decrease of $4,180, or 27.4%. The decrease in revenue resulted from a decrease in revenue attributable to our 3D printing machines product group, offset by an increase in revenue attributable to our 3D printed and other products, materials and services product group.

The decrease in revenues from 3D printing machines of $4,333 for the three months ended June 30, 2020, or 46.9%, resulted from lower volumes (8 units sold during the three months ended June 30, 2020 versus 13 units sold during the three months ended June 30, 2019) and an unfavorable mix of machines sold.

The increase in revenues from 3D printed and other products, materials and services of $153 for the three months ended June 30, 2020, or 2.5%, resulted from an increase of $198 associated with research and development arrangements primarily due to an automotive project which commenced during the three months ended December 31, 2019.

Revenue for both product groups were impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Revenue for the six months ended June 30, 2020 was $24,482, compared with revenue of $24,858 for the six months ended June 30, 2019, a decrease of $376, or 1.5%. The decrease in revenue resulted from a decrease in revenue attributable to our 3D printing machines product group, offset by an increase in revenue attributable to our 3D printed and other products, materials and services product group.

The decrease in revenues from 3D printing machines of $1,345 for the six months ended June 30, 2020, or 10.7%, resulted from an unfavorable mix of machines sold, offset by slightly higher volumes (22 units sold during the six months ended June 30, 2020 versus 21 units sold during the six months ended June 30, 2019).

The increase in revenues from 3D printed and other products, materials and services of $969 for the six months ended June 30, 2020, or 7.9%, resulted from an increase of $512 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $614 associated with research and development arrangements primarily due to an automotive project which commenced during the three months ended December 31, 2019. Offsetting these increases were reductions in revenues of $220 from our global EACs (metal and sand) based on lower customer demand for printed products.

Revenue for both product groups were impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2020 was $8,009, compared with cost of sales of $10,137 for the three months ended June 30, 2019, a decrease of $2,128, or 21.0%. Gross profit for the three months ended June 30, 2020 was $3,090, compared with gross profit of $5,142 for the three months ended June 30, 2019, a decrease of $2,052. Gross profit percentage was 27.8% for the three months ended June 30, 2020, compared with 33.7% for the three months ended June 30, 2019.

The decrease in gross profit during the three months ended June 30, 2020, was primarily due to our lower revenue volumes, partially offset by lower fixed overhead costs during the period. Lower fixed overhead costs during the three months ended June 30, 2020 were driven by a reduction in labor, travel and other discretionary manufacturing expense based on actions taken and other realized reductions as a result of COVID-19. These decreases were offset by an increase in facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the three months ended March 31, 2020.

Cost of sales for the six months ended June 30, 2020 was $17,763, compared with cost of sales of $17,074 for the six months ended June 30, 2019, an increase of $689, or 4.0%. Gross profit for the six months ended June 30, 2020 was $6,719, compared with gross profit of $7,784 for the six months ended June 30, 2019, a decrease of $1,065. Gross profit percentage was 27.4% for the six months ended June 30, 2020, compared with 31.3% for the six months ended June 30, 2019.

The decrease in gross profit during the six months ended June 30, 2020, was primarily due to lower realized pricing on products sold and unfavorable product warranty experience, partially offset by lower fixed overhead costs during the period. Lower fixed overhead costs during the six months ended June 30, 2020, were driven by a reduction in labor, travel and other discretionary manufacturing expense based on actions taken and other realized reductions as a result of COVID-19. These decreases were offset by an increase in facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the three months ended March 31, 2020.

Research and Development

Research and development expenses for the three months ended June 30, 2020 were $2,369, compared with research and development expenses of $2,537 for the three months ended June 30, 2019, a decrease of $168, or 6.6%. The decrease in research and development expenses was primarily due to a decrease of $141 in employee-related costs, including $101 as a result of actions taken (employee terminations, furloughs and pay rate reductions) in response to the impact of COVID-19.

Research and development expenses for the six months ended June 30, 2020, were $4,845 compared with research and development expenses of $4,969 for the six months ended June 30, 2019, a decrease of $124, or 2.5%. The decrease in research and development expenses is primarily as a result of $141 in lower material costs incurred between the periods associated with 3D printing machine development projects.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2020 were $4,488, compared with selling, general and administrative expenses of $6,167 for the three months ended June 30, 2019, a decrease of $1,679, or 27.2%. The decrease in selling, general and administrative expenses was principally due to a reduction in incentive compensation of $469 based on executive changes and lower-than-expected performance against 2020 Program targets, lower travel-related expenses of $279 due to global travel restrictions brought about by COVID-19, a reduction in selling costs (sales promotional, trade show and commissions expense) of $701 based on the impact of COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event) and lower consulting and professional fees of $342. Offsetting these decreases was an increase in employee-related costs (salaries and benefits) of $201 driven by severance costs of $331 incurred in connection with cost savings measures taken in response to COVID-19 offset by related cost savings of $130.

Selling, general and administrative expenses for the six months ended June 30, 2020 were $10,651, compared with selling, general and administrative expenses of $11,590 for the six months ended June 30, 2019, a decrease of $939, or 8.1%. The decrease in selling, general and administrative expenses was principally due to a reduction in incentive compensation of $602 based on executive changes and lower-than-expected performance against 2020 Program targets, lower travel-related expenses of $264 due to global travel restrictions brought about by COVID-19, a reduction in selling costs (sales promotional, trade show and commissions expense) of $588 based on the impact of COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event) and lower consulting and professional fees of $382. Offsetting these decreases was an increase in employee-related costs (salaries and benefits) of $855 driven by an increase in severance costs of $374 incurred in connection with cost savings measures taken in response to COVID-19 and other investments made to our commercial operations and a reduction of $132 in net recoveries for bad debts.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $53, compared with interest expense of $71 for the three months ended June 30, 2019, a decrease of $18, or 25.4%. Interest expense for the six months ended June 30, 2020 was $117, compared with interest expense of $142 for the six months ended June 30, 2019, a decrease of $25, or 17.6%. The decrease in interest expense for both periods was principally due to lower interest associated with our related party revolving credit facility (including lower debt issuance cost amortization) following amendment of the Credit Agreement (which reduced the borrowing capacity of the facility) and the extension of the term of the credit facility in February 2020.

Other Expense – Net

Other expense – net for the three months ended June 30, 2020 was $195, compared with other expense – net of $57 for the three months ended June 30, 2019. The increase of $138 was principally due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned and an increase in financing fees associated with commercial transactions.

Other expense – net for the six months ended June 30, 2020 was $5, compared with other expense – net of $69 for the six months ended June 30, 2019. The decrease of $64 was principally due to favorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended June 30, 2020 and 2019 was $8 and $99, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2020 and 2019 was $234 and ($701), respectively. We have completed a discrete period computation of our provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2020 and 2019 was 0.2% (provision on a loss) and 2.7% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 3.1% (provision on a loss) and 7.8% (benefit on a loss), respectively.

For the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the six months ended June 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further discussed below) and net changes in valuation allowances for the period.

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

At December 31, 2018, our ExOne GmbH (2010-2013) and ExOne Property GmbH (2013) subsidiaries were under examination by local taxing authorities in Germany. In January 2019, this examination was concluded without significant adjustment to previously established tax positions. As a result, during the three months ended March 31, 2019, we recorded a reversal of certain of our previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

Impairment

During the three months ended June 30, 2020, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $4,023 and $7,671 for the three months and six months ended June 30, 2020, respectively. At June 30, 2020, we had $19,658 in unrestricted cash and cash equivalents. In addition to our unrestricted cash and cash equivalents, we also have access to additional capital through our $10,000 related party revolving credit facility (further discussed below).

Since our inception we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings) of $168,361 to fund our operations. We maintain additional access to capital through our active shelf registration statement which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000. In June 2020, we entered into an Equity Distribution Agreement with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. Terms of the Equity Distribution Agreement require a 3.0% commission on the sale of our common stock as well as reimbursement of certain expenses incurred by Oppenheimer. During the three months ended June 30, 2020, we sold 382,601 shares of common stock in at-the-market offerings at an average selling price of $8.86 per share resulting in net proceeds to us (after deducting commissions) of $3,288 (of which, at June 30, 2020, $362 remained unsettled and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet, such net proceeds received by the Company in July 2020). During the three months ended June 30, 2020, we incurred expenses (other than commissions) associated with the at-the-market offerings of $190 (of which, at June 30, 2020, $158 were unpaid and included in accounts payable in the accompanying condensed consolidated balance sheet). There have been no sales of shares of common stock in at-the-market offerings subsequent to June 30, 2020. Future sales of securities in at-the-market offerings and our active shelf registration, if any, are dependent on market conditions, which may restrict the timing and extent of any future offering of securities by us.

In addition to net proceeds from the sale of our common stock, on April 18, 2020, we received additional unrestricted cash proceeds of $2,194 in connection with a Paycheck Protection Program loan (further discussed below).

We have previously exhibited our ability to modify our operating structure and support our liquidity position through various restructuring and other actions, including our 2018 global cost realignment program. As further discussed above, in response to adverse market conditions associated with COVID-19, beginning in March 2020 and through April 2020, we commenced various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity.

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further discussed above). We may also seek to raise additional capital to support our growth through additional debt, equity or other alternatives (including asset sales) or a combination thereof.

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently our Chairman, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to us for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 5.2% at June 30, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Borrowings under the credit facility are required to be made in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and June 30, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

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

There were no borrowings under the credit facility during the three or six months ended June 30, 2020 or 2019. There were no borrowings outstanding under the credit facility at either June 30, 2020 or December 31, 2019.

In connection with our efforts to conserve cash as a result of COVID-19, LBM agreed in April 2020 to temporarily defer (through July 2020) cash payments associated with the commitment fee on the unused portion of the revolving credit facility. There were no incremental interest or other fees incurred by us as a result of this deferral. At June 30, 2020 and December 31, 2019, $52 and $28, respectively, associated with the commitment fee on the unused portion of the revolving credit facility were included in accounts payable in the accompanying condensed consolidated balance sheet. Amounts payable to LBM at June 30, 2020 and December 31, 2019 were settled by us in July 2020 and January 2020, respectively.

Paycheck Protection Program

On April 18, 2020, we entered into an unsecured promissory note (the “Note”) with an unrelated United States bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances as of the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Net cash used for operating activities	$(7,337)	$(1,478)
Net cash provided by (used for) investing activities	15,638	(420)
Net cash provided by financing activities	5,522	22
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	100	(12)
Net change in cash, cash equivalents, and restricted cash	$13,923	$(1,888)

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$19,658	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$20,166	$6,243

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2020 was $7,337, compared with net cash used for operating activities of $1,478 for the six months ended June 30, 2019. The increase in net cash outflows of $5,859 was due to an increase in our net loss (net of noncash items) and an unfavorable change in our net working capital attributable to an increase in net cash outflows related to inventory production of our 3D printing machines (impacted by delivery and installation delays associated with COVID-19 and our growth in backlog during the period) and the timing of payments to our suppliers and vendors for our production and operating expenses, offset by an increase in net cash inflows from customers (principally due to timing of cash collections on 3D printing machine sales).

We expect to maintain a balanced net working capital position for the remainder of 2020, with a targeted reduction in inventories consistent with our revised production plans which are expected to offset lower commercial activity (customer prepayments) stemming from the impact of COVID-19.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $15,638, compared with net cash used for investing activities of $420 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, net cash provided by investing activities included $16,229 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

We expect our remaining 2020 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of approximately $500 to $1,000, which reflects a reduced spending target as part of our capital conservation plans in response to COVID-19 and its effect on our operations).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $5,522, compared with net cash provided by financing activities of $22 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, net cash provided by financing activities included cash inflows of $2,194 in proceeds from borrowings on long-term debt associated with our PPP Loan (further discussed above) and $2,894 proceeds from at-the-market offerings of common stock, net of issuance costs (further discussed above).

Activity for both periods included cash inflows associated with proceeds from the exercise of stock options by employees and cash outflows associated with principal payments on outstanding debt.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2019 to June 30, 2020:

Restricted cash decreased by $470 following an amendment to our credit facility agreement with a German bank completed in February 2020 which relieved us of a cash collateral requirement for financial guarantees and letters of credit issued by us for commercial transactions requiring security for amounts up to approximately $1,100.

Accounts receivable decreased by $1,991 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $4,438 consistent with our growth in backlog. Inventories have also been impacted (primarily the increase in finished goods inventories) as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Prepaid expenses and other current assets increased by $1,328, mostly due to increases in prepayments to suppliers for 3D printing machine components and subassemblies, prepaid insurance (based on the timing of payments to providers as compared to the period of coverage) and unsettled proceeds from at-the-market offerings of common stock, net of issuance costs (further discussed above).

Property and equipment – net decreased by $18,286, mostly due to the impact of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany (which resulted in a derecognition of $17,282 of related property and equipment) and depreciation expense of $2,107 incurred during the period. These decreases were offset by increases associated with capital expenditure additions of $633 and net transfers from inventory to property and equipment of 3D printing machines of $727.

Operating lease right-of-use assets increased by $4,101, principally as a result of the sale-leaseback transaction further discussed above.

Accounts payable decreased by $691 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities decreased by $2,759, mostly due to the sale-leaseback transaction further discussed above based on the release of $2,243 of a deposit liability received from the buyer in December 2019 as well as a reduction in our product warranty liabilities of $263 as the expiration of previously recorded liabilities has exceeded new provisions.

Operating lease liabilities increased $4,101, principally as a result of the sale-leaseback transaction further discussed above.

Contract liabilities increased $4,519 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At June 30, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH were $906 (€807) including $265 (€236) with expiration dates ranging from October 2020 through February 2023 and $641 (€571) which do not expire. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH were $560 (€499). For further discussion related to financial guarantees and letters of credit issued by ExOne GmbH, refer to Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of certain material weaknesses in our internal control over financial reporting (further discussed below), our disclosure controls and procedures were ineffective.

In connection with the preparation of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, we concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in Securities and Exchange Commission Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, as a result of the identification of the material weaknesses described above, management continued the execution of its remediation plans in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plans include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

Other than the items described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

We face risks related to the COVID-19 global pandemic which could significantly disrupt our commercial activities and operations.

The outbreak of a novel strain of coronavirus and subsequent global pandemic (“COVID-19”) has resulted in global government-enforced travel and business closures throughout the world. Our sales, installation and service of 3D printing machines have been disrupted, and the future spread of the disease may cause our commercial efforts to be disrupted again. We may incur expenses or delays resulting from such events outside of our control, which could have a material adverse effect on our financial position, results of operations or cash flows.

We manufacture our 3D printing machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. In addition, we have a network of EACs in the United States, Germany and Japan. If the operations of one or more of these facilities are materially disrupted (including as a result of COVID-19), we may be unable to fulfill certain customer orders for the period of the disruption, we may not be able to recognize revenue on certain orders and we might need to modify our standard sales terms to secure commitments of customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption. Such a disruption could have an adverse effect on our financial position, results of operations or cash flows.

In addition to the commercial risks, the long-term effects of COVID-19 may also include risks associated with employee health and safety and supply chain disruption, each of which may have a material adverse effect on our financial position, results of operations or cash flows.

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

Exhibit Number	Description	Method of Filing

10.1	Equity Distribution Agreement dated June 11, 2020 between the Company and Oppenheimer & Company, Inc.	Incorporated by reference to Exhibit 10.1 on Form 8-K (#001-35806) filed on June 11, 2020.

10.2	Promissory Note (Paycheck Protection Program Loan) dated April 18, 2020 in favor of The Huntington National Bank.	Incorporated by reference to Exhibit 10.4 on Form 10-Q (#001-35806) filed on May 7, 2020.

10.3	Separation and Release Agreement dated April 9, 2020 between the Company and Charlie Grace.	Incorporated by reference to Exhibit 10.3 on Form 10-Q (#001-35806) filed on May 7, 2020.

10.4	First Amendment to Employment Agreement dated April 3, 2020 between the Company and John F. Hartner.	Incorporated by reference to Exhibit 10.2 on Form 10-Q (#001-35806) filed on May 7, 2020.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 6, 2020