Form 10-Q
period 2020-09-30
ExOne Co
filed 2020-11-05
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, 19,187,490 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$17,399	$10,884	$41,881	$35,742
Cost of sales	13,500	8,006	31,263	25,080
Gross profit	3,899	2,878	10,618	10,662
Operating expenses
Research and development	2,013	2,430	6,858	7,399
Selling, general and administrative	4,825	5,326	15,476	16,916
Gain from sale-leaseback of property and equipment	—	—	(1,462)	—
	6,838	7,756	20,872	24,315
Loss from operations	(2,939)	(4,878)	(10,254)	(13,653)
Other expense (income)
Interest expense	54	85	171	227
Other expense (income) ̶ net	314	(134)	319	(65)
	368	(49)	490	162
Loss before income taxes	(3,307)	(4,829)	(10,744)	(13,815)
(Benefit) provision for income taxes	(34)	15	200	(686)
Net loss	$(3,273)	$(4,844)	$(10,944)	$(13,129)
Net loss per common share:
Basic	$(0.19)	$(0.30)	$(0.65)	$(0.81)
Diluted	$(0.19)	$(0.30)	$(0.65)	$(0.81)
Comprehensive loss:
Net loss	$(3,273)	$(4,844)	$(10,944)	$(13,129)
Other comprehensive income (loss):
Foreign currency translation adjustments	856	(1,387)	388	(1,580)
Comprehensive loss	$(2,417)	$(6,231)	$(10,556)	$(14,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$39,428	$5,265
Restricted cash	508	978
Accounts receivable ̶ net	5,540	6,522
Current portion of net investment in sales-type leases	225	213
Inventories ̶ net	22,187	19,770
Prepaid expenses and other current assets	3,848	2,182
Total current assets	71,736	34,930
Property and equipment ̶ net	20,924	38,895
Operating lease right-of-use assets	4,278	432
Net investment in sales-type leases ̶ net of current portion	568	738
Other noncurrent assets	260	371
Total assets	$97,766	$75,366
Liabilities
Current liabilities:
Current portion of long-term debt	$1,496	$153
Current portion of operating lease liabilities	1,843	158
Accounts payable	4,445	5,818
Accrued expenses and other current liabilities	5,163	6,942
Current portion of contract liabilities	12,732	11,846
Total current liabilities	25,679	24,917
Long-term debt ̶ net of current portion	1,948	1,211
Operating lease liabilities ̶ net of current portion	2,435	274
Contract liabilities ̶ net of current portion	156	286
Other noncurrent liabilities	365	96
Total liabilities	30,583	26,784
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 18,988,099 (2020) and 16,346,960 (2019) shares issued and outstanding	190	163
Additional paid-in capital	205,980	176,850
Accumulated deficit	(127,892)	(116,948)
Accumulated other comprehensive loss	(11,095)	(11,483)
Total stockholders' equity	67,183	48,582
Total liabilities and stockholders' equity	$97,766	$75,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(10,944)	$(13,129)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	2,925	3,491
Equity-based compensation	828	1,076
Amortization of debt issuance costs	39	70
(Recoveries) provision for bad debts ̶ net	(4)	264
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	335	37
Foreign exchange losses (gains) on intercompany transactions ̶ net	250	(127)
Gain from sale-leaseback of property and equipment	(1,462)	—
Gain from disposal of property and equipment ̶ net	(1)	(2)
Deferred income taxes	195	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	1,092	2,790
Decrease in net investment in sales-type leases	158	218
Increase in inventories	(3,310)	(4,373)
Increase in prepaid expenses and other assets	(1,681)	(827)
(Decrease) increase in accounts payable	(1,679)	1,822
Increase (decrease) in accrued expenses and other liabilities	396	(1,934)
Increase in contract liabilities	248	6,301
Net cash used for operating activities	(12,615)	(4,323)
Investing activities
Capital expenditures	(772)	(613)
Proceeds from sale of property and equipment	16,229	3
Net cash provided by (used for) investing activities	15,457	(610)
Financing activities
Proceeds from borrowings on long-term debt	2,194	—
Proceeds from related party revolving credit facility	—	2,000
Payments on long-term debt	(117)	(111)
Proceeds from at-the-market offerings of common stock, net of issuance costs	27,699	—
Taxes related to the net share settlement of equity-based awards	(15)	(68)
Proceeds from exercise of employee stock options	858	289
Other	(63)	(10)
Net cash provided by financing activities	30,556	2,100
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	295	(187)
Net change in cash, cash equivalents, and restricted cash	33,693	(3,020)
Cash, cash equivalents, and restricted cash at beginning of period	6,243	9,140
Cash, cash equivalents, and restricted cash at end of period	$39,936	$6,120
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$1,434	$1,635
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$2,771	$485
Property and equipment included in accounts payable	$113	$48
At-the-market offering issuance costs included in accounts payable	$147	$—
At-the-market offering issuance costs included in accrued expenses and other current liabilities	$66	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(4,496)	—	(4,496)
Other comprehensive loss	—	—	—	—	(776)	(776)
Equity-based compensation	—	—	439	—	—	439
Exercise of employee stock options	23	1	164	—	—	165
Tax withholding related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Common stock issued from equity incentive plan	38	—	—	—	—	—
Balance at March 31, 2019	16,295	$163	$175,749	$(106,349)	$(11,524)	$58,039
Net loss	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	—	583	583
Equity-based compensation	—	—	642	—	—	642
Exercise of employee stock options	13	—	97	—	—	97
Common stock issued from equity incentive plan	10	—	—	—	—	—
Balance at June 30, 2019	16,318	$163	$176,488	$(110,138)	$(10,941)	$55,572
Net loss	—	—	—	(4,844)	—	(4,844)
Other comprehensive loss	—	—	—	—	(1,387)	(1,387)
Equity-based compensation	—	—	(5)	—	—	(5)
Exercise of employee stock options	4	—	27	—	—	27
Common stock issued from equity incentive plan	25	—	—	—	—	-
Balance at September 30, 2019	16,347	$163	$176,510	$(114,982)	$(12,328)	$49,363

Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388
Net loss	—	—	—	(4,023)	—	(4,023)
Other comprehensive income	—	—	—	—	370	370
Equity-based compensation	—	—	157	—	—	157
Exercise of employee stock options	73	1	540	—	—	541
Common stock issued from equity incentive plan	22	—	—	—	—	—
At-the-market offerings of common stock, net of issuance costs	383	4	3,094	—	—	3,098
Balance at June 30, 2020	16,864	$169	$180,932	$(124,619)	$(11,951)	$44,531
Net loss	—	—	—	(3,273)	—	(3,273)
Other comprehensive income	—	—	—	—	856	856
Equity-based compensation	—	—	379	—	—	379
Exercise of employee stock options	44	—	317	—	—	317
Common stock issued from equity incentive plan	20	—	—	—	—	—
Tax withholding related to the net share settlement of equity-based awards	(1)	—	(15)	—	—	(15)
At-the-market offerings of common stock, net of issuance costs	2,061	21	24,367	—	—	24,388
Balance at September 30, 2020	18,988	$190	$205,980	$(127,892)	$(11,095)	$67,183

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

The Company filed a shelf registration statement on Form S-3 (No. 333-223690) with the Securities and Exchange Commission on March 15, 2018. The purpose of the Form S-3 was to register various equity and debt securities. Subsidiaries of the Company are co-registrants with the Company (“Subsidiary Guarantors”), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Company and any guarantees by the Subsidiary Guarantors will be full and unconditional.

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

Note 2. Liquidity

The Company has incurred a net loss in each of its annual periods since its inception. As shown in the accompanying condensed statement of consolidated operations and comprehensive loss, the Company incurred a net loss of $3,273 and $10,944 for the three months and nine months ended September 30, 2020, respectively. At September 30, 2020, the Company had $39,428 in unrestricted cash and cash equivalents. In addition to its unrestricted cash and cash equivalents, the Company also has access to additional capital through its $10,000 related party revolving credit facility (Note 12).

Since its inception, the Company has received cumulative unrestricted net proceeds from the sale of its common stock (through its initial public offering and subsequent public offerings, including at-the-market offerings) of $195,847 to fund its operations. The Company maintains additional access to capital through its active shelf registration statement (Note 1) which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000 (including the at-the-market offerings further described below).

In June 2020, the Company entered into an equity distribution agreement (the “Oppenheimer Equity Distribution Agreement”) with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of common stock under the Oppenheimer Equity Distribution Agreement ended in September 2020 when the offering limit ($25,000) was reached. Following completion of this offering, in September 2020, the Company entered into a separate equity distribution agreement (the “Canaccord Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act. The terms of both the Oppenheimer Equity Distribution Agreement and the Canaccord Equity Distribution Agreement require a 3.0% commission on the sale of ExOne common stock as well as reimbursement of certain expenses incurred by the sales agent.

During the three months ended September 30, 2020, the Company sold 2,060,878 shares of common stock in the above-described at-the market offerings (1,822,274 shares under the Oppenheimer Equity Distribution Agreement and 238,604 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $12.26 per share, resulting in net proceeds to the Company (after deducting commissions) of $24,512. During the nine months ended September 30, 2020, the Company sold 2,443,479 shares of common stock in the above-described at-the-market offerings (2,204,875 shares under the Oppenheimer Equity Distribution Agreement and 238,604 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $11.73 per share, resulting in net proceeds to the Company (after deducting commissions) of $27,800.  During the three months and nine months ended September 30, 2020, the Company incurred expenses (other than commissions) associated with at-the-market offerings of $124 and $314, respectively.  At September 30, 2020, $213 of the expenses (other than commissions) associated with at-the-market offerings remained unpaid, of which $147 was included in accounts payable and $66 was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

There have been no sales of shares of common stock in at-the-market offerings subsequent to September 30, 2020. Future sales of securities in at-the-market offerings under the Company’s active shelf registration statement, if any, are dependent on market conditions, which may restrict the timing and extent of any future offering of securities by the Company.

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

Management believes that the Company’s existing capital resources will be sufficient to support the Company’s operating plan. If management anticipates that the Company’s actual results will differ from its operating plan, management believes it has sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further discussed above). The Company may also seek to raise additional capital to support its growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(11,951)	$(10,941)	$(11,483)	$(10,748)
Other comprehensive income (loss)	856	(1,387)	388	(1,580)
Balance at end of period	$(11,095)	$(12,328)	$(11,095)	$(12,328)

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

As the Company incurred a net loss during each of the three months and nine months ended September 30, 2020 and 2019, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (654,617 – 2020 and 828,059 – 2019) and unvested restricted stock issued (199,391 – 2020 and 66,513 – 2019), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(3,273)	$(4,844)	$(10,944)	$(13,129)
Weighted average shares outstanding (basic and diluted)	17,596,076	16,332,974	16,812,806	16,296,554
Net loss per common share:
Basic	$(0.19)	$(0.30)	$(0.65)	$(0.81)
Diluted	$(0.19)	$(0.30)	$(0.65)	$(0.81)

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

The Company’s revenue from products is transferred to customers at a point in time. The Company’s contracts for 3D printing machines generally include substantive customer acceptance provisions. Revenue under these contracts is recognized when customer acceptance provisions have been satisfied. For all other product sales, the Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon delivery. In certain cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

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

The Company’s revenue from service arrangements includes contracts with the federal government under fixed-fee, cost reimbursable and time and materials arrangements (certain of which may have periods of performance greater than one year). Revenue under these contracts is generally recognized over time using an input measure based upon direct costs incurred and provisional rates provided under the contracts. As such, the nature of these contracts may give rise to variable consideration, primarily based upon completion of the Company’s annual incurred cost submission filing as required by the federal government. Historically, amounts associated with variable consideration have not been significant.

The Company’s revenue from service arrangements includes certain research and development services. Revenue under research and development service contracts is generally recognized over time where progress is measured in a manner that reflects the transfer of control of the promised goods or services to the customer. Depending on the facts and circumstances surrounding each research and development service contract, revenue is recognized over time using either an input measure (based on the entity’s direct costs incurred in an effort to satisfy the performance obligations) or an output measure (specifically units or parts delivered, based upon certain customer acceptance and delivery requirements).

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
3D printing machines	$10,488	$3,972	$21,703	$16,532
3D printed and other products, materials and services	6,911	6,912	20,178	19,210
	$17,399	$10,884	$41,881	$35,742

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

For the nine months ended September 30, 2020, the Company recognized revenue of $7,233 related to contract liabilities at January 1, 2020. There were no other significant changes in contract liabilities during the nine months ended September 30, 2020. Contract assets were not significant during the nine months ended September 30, 2020.

As of September 30, 2020, the Company had approximately $42,600 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $35,500 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (Note 1) including, but not limited to, international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 10) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $524 and $508, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded net provision for bad debts of $15 and $414, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded net (recoveries) provision for bad debts of ($4) and $264, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$39,428	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$39,936	$6,243

Restricted cash at both September 30, 2020 and December 31, 2019 included $508 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Restricted cash at December 31, 2019 included $470 associated with cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Refer to Note 11 for further discussion related to an amendment to this cash collateral requirement effective in February 2020.

Each of the balances discussed above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Raw materials and components	$10,811	$8,841
Work in process	3,698	4,922
Finished goods	7,678	6,007
	$22,187	$19,770

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

At September 30, 2020 and December 31, 2019, the allowance for slow-moving and obsolete inventories was $2,562 and $3,443, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$2,493	$4,149	$3,443	$4,143
Provision for slow-moving and obsolete inventories ̶ net	30	63	130	194
Reductions for sale, consumption or scrap of previously reserved amounts	(55)	(376)	(1,110)	(482)
Foreign currency translation adjustments	94	(152)	99	(171)
Balance at end of period	$2,562	$3,684	$2,562	$3,684

Reductions for sale, consumption or scrap of previously reserved amounts for the nine months ended September 30, 2020 consist principally of certain raw material and component inventories associated with the Company’s former Exerial 3D printing platform, which were disposed of during the period. There was no significant benefit or charge recorded during the period in connection with the related disposals.

During the nine months ended September 30, 2020, the Company recorded a charge of $205 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

Note 8. Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,	Economic Life
	2020	2019	(in years)
Land	$3,436	$6,980	N/A
Buildings and related improvements	10,141	25,675	5 - 40
Machinery and equipment	20,658	19,531	3 - 20
Other	6,193	7,086	3 - 20
	40,428	59,272
Less: Accumulated depreciation	(20,092)	(21,478)
	20,336	37,794
Construction-in-progress	588	1,101
Property and equipment ̶ net	$20,924	$38,895

For the three months ended September 30, 2020 and 2019, depreciation expense was $817 and $1,142, respectively.  For the nine months ended September 30, 2020 and 2019, depreciation expense was $2,925 and $3,491, respectively.

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

During the three months ended September 30, 2020, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$603	$1,223	$866	$1,670
Provisions for new issuances	391	182	854	711
Payments	(561)	(409)	(1,406)	(1,257)
Reserve adjustments	607	(65)	728	(188)
Foreign currency translation adjustments	25	(20)	23	(25)
Balance at end of period	$1,065	$911	$1,065	$911

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

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead accounts for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to short-term lease arrangements, generally those with a lease term of less than twelve months, for all classes of underlying assets. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. As a result, lease payments under these short-term lease arrangements are recognized in the accompanying condensed statement of consolidated operations and comprehensive loss on a straight-line basis over the lease term.

The Company uses its incremental borrowing rate in determining the present value of lease payments, as the implicit rate of the lease arrangements is generally not readily determinable.

Through July 2019, certain of the Company’s operating lease arrangements were with related parties under common control (Note 18). Lease cost under operating lease agreements with related parties, included within short-term lease cost below, was $4 and $28 for the three and nine months ended September 30, 2019, respectively.

Future minimum lease payments of operating lease arrangements (with initial terms greater than twelve months) at September 30, 2020, were as follows:

2020	$510
2021	2,009
2022	1,973
2023	33
2024	12
Thereafter	2
Total minimum lease payments	4,539
Less: Present value discount	(261)
Total operating lease liabilities	$4,278

For the three months and nine months ended September 30, 2020, lease cost under operating lease arrangements was $527 and $1,560, including $24 and $96 relating to short-term lease arrangements, respectively. For the three months and nine months ended September 30, 2019, lease cost under operating lease arrangements was $94 and $305, including $44 and $156 relating to short-term lease arrangements, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the nine months ended September 30, 2020:

Operating lease right-of-use assets	$4,278
Current portion of operating lease liabilities	$1,843
Operating lease liabilities ̶ net of current portion	$2,435
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,876
Cash paid for amounts included in the measurement of operating lease liabilities	$1,472
Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	5.1%

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

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At September 30, 2020, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying condensed consolidated balance sheet generally does not include an amount of unguaranteed residual value.

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

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying condensed statement of consolidated operations and comprehensive loss for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	Operating	Sales- type	Operating	Sales- type	Operating	Sales- type	Operating	Sales- type
Revenue	$227	$—	$261	$—	$589	$—	$1,287	$—
Interest income(a)	$—	$12	$—	$21	$—	$47	$—	$76

(a)

Interest income relating to sales-type leases is recorded as a component of revenue in the accompanying condensed statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Future minimum lease payments receivable	$1,413	$1,595
Less: Allowance for doubtful accounts	(443)	(424)
Net future minimum lease payments receivable	970	1,171
Less: Unearned interest income	(177)	(220)
Net investment in sales-type leases	$793	$951

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements as of September 30, 2020 were as follows:

	Operating	Sales-type
2020	$216	$226
2021	273	385
2022	—	385
2023	—	417
2024	—	—
Thereafter	—	—
Total minimum lease payments	$489	$1,413
Less: Allowance for doubtful accounts		(443)
Less: Present value discount		(177)
Future minimum lease payments receivable		$793

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

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of its credit facility with the German bank. The credit facility amendments included the elimination of the overdraft credit and short-term loan features of the prior agreement and replaced them with an increased capacity amount of approximately $4,100 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security was eliminated for amounts up to approximately $1,200 (€1,000) as the amendment provided the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of approximately $1,200 (€1,000) continue to require cash collateral under the amended credit facility.

At September 30, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $583 (€497), with expiration dates ranging from October 2020 through February 2023. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the former credit facility were $560 (€499).

Note 12. Related Party Revolving Credit Facility

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to the Company for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 5.1% at September 30, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Borrowings under the credit facility are required to be made in minimum increments of $1,000. The Company may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. The Company may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and September 30, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

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

The Company does not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate escrow agreement by and among the parties. Loan proceeds held in escrow are available to the Company upon its submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the amended Credit Agreement and the escrow agreement prohibit any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibit termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during the three or nine months ended September 30, 2020 or 2019. There were no borrowings outstanding under the credit facility at either September 30, 2020 or December 31, 2019.

The Company incurred $265 in debt issuance costs associated with the inception of the credit facility (including the aforementioned up-front commitment fee paid at closing to LBM) and $49 in debt issuance costs associated with the Amendment.

During the three months and nine months ended September 30, 2020, the Company recorded interest expense relating to the credit facility of $34 and $113, respectively. Included in interest expense for the three months and nine months ended September 30, 2020 was $8 and $35, respectively, associated with amortization of debt issuance costs (resulting in $120 in remaining debt issuance costs at September 30, 2020, of which $35 was included in prepaid expenses and other current assets and $85 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet). Included in interest expense for the three months and nine months ended September 30, 2020 was $26 and $78, respectively, associated with the commitment fee on the unused portion of the revolving credit facility. At September 30, 2020 and December 31, 2019, $8 and $28, respectively, associated with the commitment fee on the unused portion of the revolving credit facility were included in accounts payable on the accompanying condensed consolidated balance sheet.  Amounts payable to LBM at September 30, 2020 and December 31, 2019 were settled by the Company in October 2020 and January 2020, respectively.

During the three and nine months ended September 30, 2019, the Company recorded interest expense related to the credit facility of $65 and $165, respectively.

Note 13. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$2,194	$—	$2,194	$—	$—	$—
Building note payable	1,266	(16)	1,250	1,384	(20)	1,364
Less: Amount due within one year	(1,500)	4	(1,496)	(157)	4	(153)
	$1,960	$(12)	$1,948	$1,227	$(16)	$1,211

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

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company intends to use all or a significant majority of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA, including the Paycheck Protection Flexibility Act enacted in June 2020. The Company has elected to account for the Loan in accordance with the terms of the Note while its forgiveness eligibility remains subject to review.

On May 21, 2012, the Company entered into a building note payable with an unrelated United States bank. Terms of the building note payable include monthly payments of $18, including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of $4,838 at September 30, 2020.

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

Future maturities of long-term debt at September 30, 2020, were as follows:

2020	$282
2021	1,627
2022	668
2023	188
2024	195
Thereafter	500
$3,460

Note 14. Income Taxes

The (benefit) provision for income taxes for the three months ended September 30, 2020 and 2019 was ($34) and $15, respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2020 and 2019 was $200 and ($686), respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2020 and 2019 was 1.0% (benefit on a loss) and 0.3% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 1.9% (provision on a loss) and 5.0% (benefit on a loss), respectively.

For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the nine months ended September 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further discussed below) and net changes in valuation allowances for the period.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$—	$105	$—	$1,186
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions of prior years	—	2	—	4
Reductions for tax positions of prior years	—	—	—	(1,075)
Settlements	—	—	—	—
Foreign currency translation adjustments	—	(5)	—	(13)
Balance at end of period	$—	$102	$—	$102

The Company includes interest and penalties related to income taxes as a component of the (benefit) provision for income taxes in the accompanying condensed statement of consolidated operations and comprehensive loss. There were no such interest or penalties included in the (benefit) provision for income taxes for any of the periods presented.

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

Note 15. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At September 30, 2020, 495,804 shares remained available for future issuance under the Plan.

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

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During the three and nine months ended September 30, 2020, the Company recorded no equity-based compensation expense based on the estimated outcome of the defined financial goals for 2020 under the 2020 Program.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity-based compensation expense recognized:
Stock options	$127	$195	$316	$511
Restricted stock	244	171	490	545
Other(a)	8	(371)	22	20
Total equity-based compensation expense before income taxes	379	(5)	828	1,076
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$379	$(5)	$828	$1,076

(a)

For each of the 2020 periods, Other represents expense associated with certain employee contractual amounts to be settled in equity. For each of the 2019 periods, Other represents activity associated with the 2019 Program and certain employee contractual amounts to be settled in equity.

(b)	The Benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on recorded valuation allowances against net deferred tax assets.

At September 30, 2020, total future compensation expense related to unvested awards yet to be recognized by the Company was $387 for stock options and $1,664 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
Weighted average fair value per stock option	$5.11 - $6.20	$2.77 - $3.68
Volatility	58.0% - 58.6%	54.0% - 60.1%
Average risk-free interest rate	0.2%	1.5% - 2.5%
Dividend yield	0.0%	0.0%
Expected term (years)	3.5	2.5 - 3.5

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

The activity for stock options was as follows for the periods indicated:

	Nine Months Ended September 30,
	2020			2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	854,259	$9.34	$4.49	621,986	$10.66	$5.52
Stock options granted	25,022	$14.40	$5.99	290,610	$7.35	$2.95
Stock options exercised	(117,854)	$7.28	$3.12	(40,432)	$7.17	$3.03
Stock options forfeited	(79,936)	$7.85	$3.41	(9,773)	$7.67	$3.70
Stock options expired	(26,874)	$12.02	$6.78	(34,332)	$16.87	$10.30
Outstanding at end of period	654,617	$9.81	$4.75	828,059	$9.44	$4.56
Exercisable at end of period	506,295	$10.46	$5.27	403,479	$11.30	$6.02
Expected to vest at end of period	148,322	$7.62	$3.01	424,580	$7.68	$3.18

At September 30, 2020, intrinsic value associated with stock options exercisable and expected to vest was $1,479 and $705, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at September 30, 2020, was 3.3 years and 4.0 years, respectively. Stock options with an aggregate intrinsic value of $1,096 were exercised by employees during the nine months ended September 30, 2020, resulting in proceeds to the Company from the exercise of stock options of $858. Stock options with an aggregate intrinsic value of $358 were exercised by employees during the nine months ended September 30, 2019, resulting in proceeds to the Company from the exercise of stock options of $289. The Company recorded no income tax benefit related to these exercises.

The activity for restricted stock was as follows for the periods indicated:

	Nine Months Ended September 30,
	2020		2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	66,513	$8.76	67,001	$8.30
Restricted stock granted	209,891	$9.58	66,763	$8.98
Restricted stock vested	(77,013)	$8.94	(62,251)	$8.65
Restricted stock forfeited	—	$—	(5,000)	$6.75
Outstanding at end of period	199,391	$9.55	66,513	$8.76
Restricted stock expected to vest at end of period	199,391	$9.55	66,513	$8.76

Restricted stock that vested during the nine months ended September 30, 2020 and 2019, had a fair value of $635 and $535, respectively.

Participants have the option to elect net settlement for restricted stock awards.  Under net settlement, the Company withholds shares of stock that would otherwise be delivered to the employee and remits cash equal to the fair value of shares withheld to the taxing authority to satisfy tax withholding obligations.  During the nine months ended September 30, 2020 and 2019, the Company withheld shares with a fair value of $15 and $68, respectively, related to the net settlement of restricted stock awards.

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements, in accordance with GAAP. At September 30, 2020 and December 31, 2019, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying values and fair values of other financial instruments (assets and liabilities) not required to be recorded at fair value were as follows as of the dates indicated:

	September 30,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,428	$39,428	$5,265	$5,265
Restricted cash	$508	$508	$978	$978
Debt issuance costs(a)	$120	$—	$107	$—
Current portion of long-term debt(b)	$1,496	$1,365	$153	$157
Long-term debt ̶ net of current portion(b)	$1,948	$1,954	$1,211	$1,227

(a)

Represents debt issuance costs associated with the Company’s related party revolving credit facility (Note 12) of which $35 and $88 was included in prepaid expenses and other current assets and $85 and $19 was included in other noncurrent assets in the accompanying condensed consolidated balance sheet at September 30, 2020 and December 31, 2019, respectively.

(b)	Carrying values at September 30, 2020 and December 31, 2019 are net of unamortized debt issuance costs of $16 and $20, respectively.

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

Note 17. Concentration of Credit Risk

During the three months and nine months ended September 30, 2020 and 2019, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended September 30, 2020 and 2019, the Company’s five most significant customers represented 39.5% and 30.2% of total revenue, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s five most significant customers represented 20.0% and 23.8% of total revenue, respectively. At September 30, 2020 and December 31, 2019, accounts receivable from the Company’s five most significant customers were $1,291 and $3,230, respectively.

Note 18. Related Party Transactions

Purchases of products and/or services from related parties during the three months and nine months ended September 30, 2019 were $5 and $63, respectively.  Purchases of products and/or services by the Company during the three and nine months ended September 30, 2019 primarily included website design services and leased office space (through July 2019) from related parties under common control by S. Kent Rockwell, (currently Chairman of the Board of the Company and previously the Executive Chairman and Chief Executive Officer of the Company) and the purchase of a 3D printing machine and certain ancillary equipment for $30 from an educational institution determined to be a related party on the basis that S. Kent Rockwell serves as a trustee of the educational institution. None of the transactions met a threshold requiring review and approval by the Audit Committee of the Board. There were no purchases of products and/or services from related parties during the three or nine months ended September 30, 2020. There were no amounts due to related parties associated with the purchase of products and/or services at either September 30, 2020 or December 31, 2019.

The Company also receives the benefit of the corporate use of an airplane from a related party under common control by S. Kent Rockwell for no consideration. There were no such benefits received during the three months ended September 30, 2019.  The Company estimates the fair market value of the benefits received during the nine months ended September 30, 2019 was $3. There were no such benefits received during the three months and nine months ended September 30, 2020.

Refer to Note 12 for further discussion relating to the Company’s revolving credit facility with a related party.

Note 19. Other Expense (Income) – Net

Other expense (income) – net consisted of the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$(4)	$(2)	$(19)	$(10)
Foreign currency losses (gains) - net	299	(136)	262	(85)
Other – net	19	4	76	30
	$314	$(134)	$319	$(65)

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and as modified and supplemented by “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the outbreak of the novel strain of coronavirus COVID-19 and the related economic repercussions and operational challenges; our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of market conditions and other factors on the carrying value of long-lived assets; our ability to continue as a going concern; the impact of customer specific terms in machine sale agreements in determining the period in which we recognize revenue; risks related to global operations including effects of COVID-19; foreign currency; the adequacy of sources of liquidity; the amount and sufficiency of funds for required capital expenditures, working capital, and debt service; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, operating revenues, operating and maintenance expenses, insurance expenses and deductibles, interest expenses, debt levels, and other matters with regard to outlook; and other factors beyond our control, including the impact of COVID-19.

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

In response to adverse market conditions associated with COVID-19, beginning in March 2020 and through April 2020, we initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity. As a result of these actions, and other reduced costs such as global travel, we realized approximately $4,000 in cash cost savings through September 30, 2020. We estimate additional cash cost savings in the range of approximately $1,000 to $2,000 for the remainder of 2020, with approximately $2,000 to $3,000 of the total 2020 cash cost savings sustained into 2021. Given the high level of uncertainty associated with the duration and severity of COVID-19, we expect to continue to assess whether additional cost actions are necessary to further adjust our operating model.

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

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends as a result of COVID-19 which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the third quarter with a record backlog balance of approximately $42,600. We expect the combination of our backlog at September 30, 2020 and an acceleration in market adoption of our binder jetting technology, including our newly introduced printer platforms (our X1 25Pro® , X1 160ProTM and InnoventPro® for metal applications and S-Max ProTM for sand applications), to provide the basis for our operating stability for the remainder of 2020 and into 2021 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19.

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

Backlog

At September 30, 2020, our backlog was approximately $42,600 of which approximately $35,500 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above) including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2019, our backlog was approximately $31,100 and at September 30, 2019 our backlog was approximately $25,800.

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

Results of Operations

Net Loss

Net loss for the three months ended September 30, 2020 was $3,273, or $0.19 per basic and diluted share, compared with a net loss of $4,844, or $0.30 per basic and diluted share, for the three months ended September 30, 2019. The decrease in our net loss was principally due to an increase in revenue and gross profit, primarily due to a higher volume of sales of 3D printing machines combined with a decrease in operating expenses (research and development and selling, general and administrative expenses) primarily as a result of certain cost savings actions taken, and other cost reductions realized, as a result of COVID-19.

Net loss for the nine months ended September 30, 2020 was $10,944, or $0.65 per basic and diluted share, compared with a net loss of $13,129, or $0.81 per basic and diluted share, for the nine months ended September 30, 2019. The decrease in our net loss was principally due to lower operating expenses primarily as a result of certain cost savings actions taken, and other cost reductions realized, as a result of COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event), which we attended in June 2019. We also recognized a gain of $1,462 during the three months ended March 31, 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany. Partially offsetting the decrease in net loss, during the three months ended March 31, 2019, we recorded an income tax benefit of $818 associated with the reversal of previously recorded liabilities for uncertain tax positions following the completion of a tax examination of our German operations.

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
3D printing machines	$10,488	60.3%	$3,972	36.5%	$21,703	51.8%	$16,532	46.3%
3D printed and other products, materials and services	6,911	39.7%	6,912	63.5%	20,178	48.2%	19,210	53.7%
	$17,399	100.0%	$10,884	100.0%	$41,881	100.0%	$35,742	100.0%

Revenue for the three months ended September 30, 2020 was $17,399, compared with revenue of $10,884 for the three months ended September 30, 2019, an increase of $6,515, or 59.9%. The increase in revenue resulted from an increase in revenue attributable to our 3D printing machines product group, primarily due to a higher volume of sales of 3D printing machines.

The increase in revenues from 3D printing machines of $6,516 for the three months ended September 30, 2020, or 164.0%, as compared to the same period in the prior year, resulted from higher volumes (13 units sold during the three months ended September 30, 2020 versus nine units sold during the three months ended September 30, 2019) including contributions from our fourth quarter 2019 product introductions, the S-Max ProTM (sand) and X1 25ProTM (metal) platforms and a favorable mix of machine sold.

Revenue from 3D printed and other products, materials and services for the three months ended September 30, 2020 was generally consistent with the three months ended September 30, 2019. Comparably, increases in our aftermarket revenues of $572, driven by increases in our global installed base of 3D printing machines, and funded research and development arrangements of $283, driven by an automotive project which commenced during the three months ended December 31, 2019, were offset by decreases in revenues associated with our global sand EAC network of $918 based on lower end market demand as a result of the impact of COVID-19 on the macroeconomic environment.

Revenue for both product groups were impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Revenue for the nine months ended September 30, 2020 was $41,881, compared with revenue of $35,742 for the nine months ended September 30, 2019, an increase of $6,139, or 17.2%. The increase in revenue resulted from an increase in revenue attributable to both our product groups.

The increase in revenues from 3D printing machines of $5,171 for the nine months ended September 30, 2020, or 31.3%, as compared to the same period in the prior year, resulted from higher volumes (35 units sold during the nine months ended September 30, 2020 versus 30 units sold during the nine months ended September 30, 2019) and a favorable mix of machines sold.

The increase in revenues from 3D printed and other products, materials and services of $968 for the nine months ended September 30, 2020, or 5.0%, as compared to the same period in the prior year, resulted from an increase of $1,177 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $897 associated with research and development arrangements primarily due to an automotive project which commenced during the three months ended December 31, 2019. Offsetting these increases were reductions in revenues of $1,098 from our global EACs (metal and sand) based on lower end market demand as a result of the impact of COVID-19 on the macroeconomic environment.

Revenue for both product groups were impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2020 was $13,500, compared with cost of sales of $8,006 for the three months ended September 30, 2019, an increase of $5,494, or 68.6%. Gross profit for the three months ended September 30, 2020 was $3,899, compared with gross profit of $2,878 for the three months ended September 30, 2019, an increase of $1,021. Gross profit percentage was 22.4% for the three months ended September 30, 2020, compared with 26.4% for the three months ended September 30, 2019.

The increase in gross profit during the three months ended September 30, 2020 was primarily due to higher revenue volumes and lower fixed overhead costs, partially offset by lower realized pricing on products sold (including sales of our X1 25Pro platform following its initial market introduction in the fourth quarter of 2019 and the sale of a discontinued sand system during the three months ended September 30, 2020) and unfavorable warranty experience.  Lower fixed overhead costs during the three months ended September 30, 2020 were driven by a reduction in labor, travel, and other discretionary manufacturing expense based on actions taken and other realized reductions as a result of COVID-19.  These decreases were offset by an increase in facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the three months ended March 31, 2020.

Cost of sales for the nine months ended September 30, 2020 was $31,263, compared with cost of sales for the nine months ended September 30, 2019 of $25,080, an increase of $6,183, or 24.7%. Gross profit for the nine months ended September 30, 2020 was $10,618, compared with gross profit of $10,662 for the nine months ended September 30, 2019, a decrease of $44. Gross profit percentage was 25.4% for the nine months ended September 30, 2020, compared with 29.8% for the nine months ended September 30, 2019.

The decrease in gross profit during the nine months ended September 30, 2020 was primarily due to lower realized pricing on products (including sales of our X1 25Pro platform following its initial market introduction in the fourth quarter of 2019 and the sale of a discontinued sand system during the three months ended September 30, 2020) and unfavorable warranty experience, partially offset by higher revenue volumes and lower fixed overhead costs.  Lower fixed overhead costs during the nine months ended September 30, 2020 were driven by a reduction in labor, travel, and other discretionary manufacturing expense based on actions taken and other realized reductions as a result of COVID-19.  These decreases were offset by an increase in facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the three months ended March 31, 2020.

Research and Development

Research and development expenses for the three months ended September 30, 2020 were $2,013, compared with research and development expenses of $2,430 for the three months ended September 30, 2019, a decrease of $417, or 17.2%. The decrease in research and development expenses was primarily due to decreases associated with COVID-19, including reductions of employee-related costs of $84 and travel-related expenses of $53. In addition, material-related costs decreased by $159 and consulting and professional fees decreased by $72 based on reductions in machine and material development spending between the periods.

Research and development expenses for the nine months ended September 30, 2020, were $6,858 compared with research and development expenses of $7,399 for the nine months ended September 30, 2019, a decrease of $541, or 7.3%. The decrease in research and development expenses is primarily due to decreases associated with COVID-19, including reductions of employee-related costs of $17 and travel-related expenses of $62. In addition, material-related costs decreased by $389 and consulting and professional fees decreased by $198 based on reductions in machine and material development spending between the periods.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2020 were $4,825, compared with selling, general and administrative expenses of $5,326 for the three months ended September 30, 2019, a decrease of $501, or 9.4%. The decrease in selling, general and administrative expenses was principally due to decreases associated with COVID-19, including employee-related costs of $252, travel-related expenses of $154 and trade show expenses of $86. In addition, consulting and professional fees decreased $198 and net provisions for bad debts decreased $400 due to the absence of a specific customer provision recorded in the 2019 period. Offsetting these decreases was an increase in sales commissions of $218 consistent with our increase in revenues for the comparable period and the absence of a net reversal of $310 to equity-based compensation expenses related to the 2019 Program based on changes in the estimated outcome of the defined financial goals for 2019 under the 2019 Program.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $15,476, compared with selling, general and administrative expenses of $16,916 for the nine months ended September 30, 2019, a decrease of $1,440, or 8.5%. The decrease in selling, general and administrative expenses was principally due to reductions in trade show expenses of $766 due to COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event), lower travel expenses of $418 as a result of COVID-19 global travel restrictions, lower consulting and professional fees of $580, lower equity-based and other incentive compensation of $295 and a reduction in provision for bad debts of $268 (further described above). Offsetting these decreases were increases in employee costs of $603 primarily due to investments made to our commercial operations, offset by actions taken (terminations and furloughs) in response to COVID-19 and an increase in sales commissions of $322 consistent with our increase in revenues for the comparable period.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $54, compared with interest expense of $85 for the three months ended September 30, 2019, a decrease of $31, or 36.5%. Interest expense for the nine months ended September 30, 2020 was $171, compared with interest expense of $227 for the nine months ended September 30, 2019, a decrease of $56, or 24.7%. The decrease in interest expense for both periods was principally due to lower interest associated with our related party revolving credit facility (including lower debt issuance cost amortization) following amendment of the Credit Agreement (which reduced the borrowing capacity of the facility) and the extension of the term of the credit facility in February 2020.

Other Expense (Income) – Net

Other expense (income) – net for the three months ended September 30, 2020 was $314, compared with other expense (income) – net of ($134) for the three months ended September 30, 2019. The change of $448 was principally due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Other expense (income) – net for the nine months ended September 30, 2020 was $319 compared with other expense (income) – net of ($65) for the nine months ended September 30, 2019. The change of $384 was principally due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for the three months ended September 30, 2020 and 2019 was ($34) and $15, respectively. The provision (benefit) for income taxes for the nine months ended September 30, 2020 and 2019  was $200 and ($686), respectively. We have completed a discrete period computation of our (benefit) provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2020 and 2019 was 1.0% (benefit on a loss) and 0.3% (provision on a loss), respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 1.9% (provision on a loss) and 5.0% (benefit on a loss), respectively.

For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period. For the nine months ended September 30, 2019, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to the reversal of previously recorded liabilities for uncertain tax positions (further discussed below) and net changes in valuation allowances for the period.

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

Impairment

During the three months ended September 30, 2020, as a result of continued operating losses and cash flow deficiencies, we identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.

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

Liquidity and Capital Resources

Liquidity

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $3,273 and $10,944 for the three months and nine months ended September 30, 2020, respectively. At September 30, 2020, we had $39,428 in unrestricted cash and cash equivalents. In addition to our unrestricted cash and cash equivalents, we also have access to additional capital through our $10,000 related party revolving credit facility (further discussed below).

Since our inception we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) of $195,847 to fund our operations. We maintain additional access to capital through our active shelf registration statement which allows for the sale of various equity or debt instruments up to an aggregate amount of $125,000 (including the at-the-market offerings further described below).

In June 2020, we entered into an equity distribution agreement (the “Oppenheimer Equity Distribution Agreement”) with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of common stock under the Oppenheimer Equity Distribution Agreement ended in September 2020 when the offering limit ($25,000) was reached. Following completion of this offering, in September 2020, we entered into a separate equity distribution agreement (the “Canaccord Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act. The terms of both the Oppenheimer Equity Distribution Agreement and the Canaccord Equity Distribution Agreement require a 3.0% commission on the sale of our common stock as well as reimbursement of certain expenses incurred by the sales agent.

During the three months ended September 30, 2020, we sold 2,060,878 shares of common stock in the above-described at-the market offerings (1,822,274 shares under the Oppenheimer Equity Distribution Agreement and 238,604 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $12.26 per share, resulting in net proceeds to us (after deducting commissions) of $24,512. During the nine months ended September 30, 2020, we sold 2,443,479 shares of common stock in the above-described at-the-market offerings (2,204,875 shares under the Oppenheimer Equity Distribution Agreement and 238,604 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $11.73 per share, resulting in net proceeds to us (after deducting commissions) of $27,800.  During the three months and nine months ended September 30, 2020, we incurred expenses (other than commissions) associated with at-the-market offerings of $124 and $314, respectively. At September 30, 2020, $213 of the expenses (other than commissions) associated with at-the-market offerings remained unpaid, of which $147 was included in accounts payable and $66 was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

There have been no sales of shares of common stock in at-the-market offerings subsequent to September 30, 2020. Future sales of securities in at-the-market offerings and under our active shelf registration statement, if any, are dependent on market conditions, which may restrict the timing and extent of any future offering of securities by us.

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

We believe that our existing capital resources will be sufficient to support our operating plan. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital (in addition to those further discussed above). We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof.

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to us for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 5.1% at September 30, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Borrowings under the credit facility are required to be made in minimum increments of $1,000. We may terminate or reduce the credit commitment at any time during the term of the amended Credit Agreement without penalty. We may also make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2019 and September 30, 2020, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

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

We do not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate escrow agreement by and among the parties. Loan proceeds held in escrow are available to us upon our submission to the escrow agent of a loan request. Such proceeds will not be available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations will be made to the escrow agent, while interest payments will be made directly to LBM. Provided there exists no potential default or event of default, the amended Credit Agreement and the escrow agreement prohibit any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibit termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during the three or nine months ended September 30, 2020 or 2019. There were no borrowings outstanding under the credit facility at either September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, $8 and $28, respectively, associated with the commitment fee on the unused portion of the revolving credit facility were included in accounts payable on the accompanying condensed consolidated balance sheet. Amounts payable to LBM at September 30, 2020 and December 31, 2019 were settled by us in October 2020 and January 2020, respectively.

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

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We intend to use all or a significant majority of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA, including the Paycheck Protection Flexibility Act enacted in June 2020. We have elected to account for the Loan in accordance with the terms of the Note while its forgiveness eligibility remains subject to review.

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances as of the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
Net cash used for operating activities	$(12,615)	$(4,323)
Net cash provided by (used for) investing activities	15,457	(610)
Net cash provided by financing activities	30,556	2,100
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	295	(187)
Net change in cash, cash equivalents, and restricted cash	$33,693	$(3,020)

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$39,428	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$39,936	$6,243

Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2020 was $12,615, compared with net cash used for operating activities of $4,323 for the nine months ended September 30, 2019. The increase in net cash outflows of $8,292 was due principally to an unfavorable change in our net working capital attributable to a decrease in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales) and an increase in net cash outflows related to the timing of payments to our suppliers and vendors for our production and operating expenses.  The unfavorable change in net working capital was partially offset by a decrease in net loss (net of noncash items).

We expect to maintain a balanced net working capital position for the remainder of 2020, with a targeted reduction in inventories consistent with our revised production plans which are expected to offset lower commercial activity (customer prepayments) stemming from the impact of COVID-19.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $15,457, compared with net cash used for investing activities of $610 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, net cash provided by investing activities included $16,229 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

We expect our remaining 2020 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (additional estimated spending of approximately less than $1,000, which reflects a reduced spending target as part of our capital conservation plans in response to COVID-19 and its effect on our operations).

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $30,556, compared with net cash provided by financing activities of $2,100 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, net cash provided by financing activities included cash inflows of $27,699 in proceeds from at-the-market offerings of common stock, net of issuance costs (further discussed above) and $2,194 in proceeds from borrowings on long-term debt associated with our PPP Loan (further discussed above).

For the nine months ended September 30, 2019, net cash provided by financing activities included cash inflows of $2,000 associated with borrowings under our related party revolving credit facility.

Activity for both periods included cash inflows associated with proceeds from the exercise of stock options by employees and cash outflows associated with principal payments on outstanding debt.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2019 to September 30, 2020:

Restricted cash decreased by $470 following an amendment to our credit facility agreement with a German bank completed in February 2020 which relieved us of a cash collateral requirement for financial guarantees and letters of credit issued by us for commercial transactions requiring security for amounts up to approximately $1,200.

Accounts receivable decreased by $982 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $2,417 consistent with our growth in backlog. Inventories have also been impacted (primarily the increase in finished goods inventories) as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Prepaid expenses and other current assets increased by $1,666, mostly due to increases in prepayments to suppliers for 3D printing machine components and subassemblies, and prepaid insurance (based on the timing of payments to providers as compared to the period of coverage).

Property and equipment – net decreased by $17,971, mostly due to the impact of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany (which resulted in a derecognition of $17,282 of related property and equipment) and depreciation expense of $2,925 incurred during the period. These decreases were offset by increases associated with capital expenditure additions of $885 and net transfers from inventory to property and equipment of 3D printing machines of $1,337.

Operating lease right-of-use assets increased by $3,846, principally as a result of the sale-leaseback transaction further discussed above.

Accounts payable decreased by $1,373 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities decreased by $1,779, mostly due to the sale-leaseback transaction further discussed above based on the release of $2,243 of a deposit liability received from the buyer in December 2019.

Operating lease liabilities increased $3,846, principally as a result of the sale-leaseback transaction further discussed above.

Contract liabilities increased $756 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of our operations, our ExOne GmbH subsidiary issues financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security. At September 30, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH were $583 (€497) with expiration dates ranging from October 2020 through February 2023. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH were $560 (€499). For further discussion related to financial guarantees and letters of credit issued by ExOne GmbH, refer to Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the preparation of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in Securities and Exchange Commission Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, as a result of the identification in earlier periods of the material weaknesses described above, management continued the execution of its remediation plans in an effort to ensure that our disclosure controls and procedures are effective. Our remediation plans include a comprehensive evaluation of the people, processes and systems responsible for each of the underlying control activities. We expect to complete this evaluation in 2020 and put measures in place in an effort to remediate the identified material weaknesses. Additionally, during the three months ended September 30, 2020, we increased the size and capabilities of our finance and accounting functions by establishing a new Corporate Controller role with responsibility for financial reporting, corporate accounting and oversight of our consolidated financial close process. In September 2020, we hired a financial professional with significant public accounting and financial reporting experience to fill this newly established Corporate Controller role. We expect that the hiring of this Corporate Controller will facilitate the effective execution of our remediation plans and improve our internal controls over financial reporting. However, we cannot be certain that the measures we may take will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future or that material weaknesses identified will be remediated.

Other than the items described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Under the 2013 Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board may require or permit participants under the Plan to elect net settlement upon the vesting of restricted stock awards under the Plan in order to satisfy the related tax withholding obligations.  Under net settlement, we withhold from the shares that would otherwise be delivered to the participant such number of shares of our common stock having an aggregate fair market value equal to the tax withholding obligation. When we withhold these shares, we are required to remit to the appropriate taxing authorities the aggregate fair market value of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

A summary of our deemed repurchases of shares of our common stock to satisfy tax withholding obligations related to the vesting of restricted stock, as described above, during the three months ended September 30, 2020 is as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (a)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	1,234	12.22	—	—
	1,234	$12.22	—	$—

(a)

All of our repurchases of shares of our common stock during the three months ended September 30, 2020 were in connection with the net settlement of vested restricted stock awards.  The Company did not have any publicly announced plans or programs to purchase our common stock during the three months ended September 30, 2020.

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

Exhibit Number	Description	Method of Filing

10.1	Equity Distribution Agreement dated September 11, 2020, between the Company and Canaccord Genuity LLC.	Incorporated by reference to Exhibit 10.1 on Form 8-K (#001-35806) filed on September 11, 2020.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 5, 2020