Form 10-K
period 2020-12-31
ExOne Co
filed 2021-03-11
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $100.9 million.

As of March 9, 2021, 22,073,724 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition to risk factors previously disclosed in our reports and those identified elsewhere in this report, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the recent COVID-19 outbreak and the related economic repercussions and operational challenges; the Company’s ability to consistently generate operating profits; fluctuations in the Company’s revenues and operating results; the Company’s competitive environment and its competitive position; ExOne’s ability to enhance its current three-dimensional (“3D”) printing machines and technology and to develop and introduce new 3D printing machines; the Company’s ability to qualify more industrial materials in which it can print; demand for ExOne’s products; the availability of skilled personnel; the impact of loss of key management; the impact of customer specific terms in machine sale agreements in determining the period in which the Company recognizes revenue; risks related to global operations including effects of foreign currency and COVID-19; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of the Company’s manufacturing facilities or ExOne Adoption Centers; the adequacy of ExOne’s protection of its intellectual property; expectations regarding demand for the Company’s industrial products, and other matters with regard to outlook; and other factors beyond our control, including the impact of COVID-19.

These and other important factors, including those discussed under Part I, Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, may cause our actual results of operations to differ materially from any future results of operations expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K. Before making a decision to purchase our common stock, you should carefully consider all of the factors identified in this Annual Report on Form 10-K that could cause actual results to differ from these forward-looking statements.

Our History

Our business began as the advanced manufacturing business of the Extrude Hone Corporation, which manufactured its first 3D printing machine in 2003 using licensed technology developed by researchers at the Massachusetts Institute of Technology (“MIT”). In 2005, our business assets were transferred to The Ex One Company, LLC, a Delaware limited liability company, when Extrude Hone Corporation was acquired by a third party. In 2007, we were acquired by S. Kent Rockwell through his wholly-owned company, Rockwell Forest Products, Inc. On January 1, 2013, the Company was formed when The Ex One Company, LLC was merged with and into a Delaware corporation formed in December 2012, which changed its name to The ExOne Company. On February 12, 2013, we completed our initial public offering.

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

Historically, AM had focused on prototyping and small, limited production in order to find acceptance of its varying technologies by end users in order to convince users of traditional methods of the viability of such new applications. As AM has evolved, the focus has progressed into production readiness and increasing reliability and repeatability standards associated with higher volumetric output and specifications that industrial applications demand for which binder jetting technologies are ideally suited.

ExOne and 3D Printing

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our global installed base of 3D printing machines. Our machines serve direct and indirect applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of ExOne Adoption Centers (“EACs”). We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, that are necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers. During 2020 and 2019, sales of 3D printing machines represented 53% and 51% of our total revenue, respectively, and sales of 3D printed and other products, materials, and services, represented 47% and 49% of our total revenue, respectively.

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

Depending on the industrial material used in printing (sands, metals or ceramics), printed products may require post-production processing including but not limited to, drying or curing, heat treating or sintering, machining or finishing, or other processes which are application specific.

Pre-Print. We believe that our customers have the opportunity to take greater advantage of the design freedom that our 3D printing technology provides. Each of our 3D printing machines uses standard front-end software which gives us the ability to collaborate with our customers to develop and refine CAD designs that meet our customers’ specifications and can be read and processed by our 3D printing machines. We continue to invest in additional pre-print capabilities and resources that empower our customers to fully exploit the design freedom of 3D printing. This includes collaborative agreements, including simulation software development agreements with third parties.

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

Printing Platforms. Each of our 3D printing machine platforms include a computer processor which controls the printhead(s) utilized in applying layers of chemical binding agent to a material (sands, metals or ceramics) spread across the build area. Our 3D printing machines are differentiated by the varying size of our build box profiles and the speed at which we can jet chemical binding agent and effectively distribute materials in the printing process. We manufacture our 3D printing machines in both Germany and the United States. Our machines serve direct (metal or ceramic) and indirect (sand) applications. Direct printing produces a component; indirect printing makes a tool to produce a component. Our focus is on enhancing our existing machine technologies by expanding our material capabilities for both direct and indirect applications, growing the size of our platforms to meet the needs of industrial customer volume demands and optimizing the speed and quality of our printing processes.

Our 3D printing machines are used primarily to manufacture industrial products that are ordered in various volumes, are highly complex and have a high value to the customer. Our technology is not appropriate for the mass production of simple parts, such as certain higher volume injection molded parts or certain higher volume parts made in metal stamping/forging machines. Traditional manufacturing technology is more economical in making those parts. While we expect over time to be able to increase the kinds of parts that we can make more economically than using subtractive manufacturing, we do not expect to use our technology to make simple, low-cost, mass-produced parts for the foreseeable future.

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

For direct printing, the product needs to be cured and then either sintered or sintered and infiltrated. With sintering, the product is placed into a furnace in an inert atmosphere to sinter the bonded particles and form a strong bonded structure. Depending on the porosity of the bonded structure, the product can be further infiltrated with another material to fill voids. After sintering and infiltration, the product can be polished and finished with a variety of standard industrial methods and coatings. We believe that our 3D printing capabilities enable customers to develop the ideal design for products, freeing them of some of the design constraints inherent in traditional manufacturing, in the industrial material of choice and in a more efficient manner than traditional manufacturing methods.

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

Customers and Sales

Our Customers

Our customers are located primarily in the Americas, Europe/Middle East/Africa (“EMEA”) and Asia Pacific (“APAC”) regions. Our customers include a number of Fortune 500 companies that are leaders in their respective markets. During 2020 and 2019, we conducted a significant portion of our business with a limited number of customers, though not necessarily the same customers for each respective period. During 2020 and 2019, our five most significant customers represented 16.4% and 17.4% of our total revenue, respectively. During 2020 and 2019, there were no customers that individually represented 10.0% or greater of our total revenue. Sales of 3D printing machines are low volume, but generate significant revenue based on their per-unit pricing. Generally, sales of 3D printing machines are to different customers in each respective period. The timing of such sales may be dependent on various factors, including a customer’s capital budgeting cycle, its facility preparedness and the terms of the underlying arrangement with a customer (including certain substantive acceptance provisions) which may vary from period to period. The nature of our revenue from 3D printing machines does not leave us dependent upon a single or a limited number of customers. Sales of 3D printed and other products, materials and services generally result in a significantly lower aggregate price per order as compared to 3D printing machine sales. The nature of our revenue from 3D printed and other products, materials and services does not leave us dependent upon a single or a limited number of customers.

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

ExOne Adoption Centers

We have established a network of EACs in North Huntingdon, Pennsylvania; Troy, Michigan; Gersthofen, Germany; and Kanagawa, Japan. Each of our EACs are certified to ISO 9001:2015 standards with various scopes. Through our EACs, we provide sales and marketing and delivery of support and printing services to our customers. Our customers see our 3D printing machines in operation and can evaluate their production capabilities before ordering a 3D printing machine or a printed product or service. While our centers are scalable and have a well-defined footprint that can be easily replicated to serve additional regional markets, we are focusing on enhancing our existing centers to enable adoption rather than geographic expansion. As described below, enhancing our position in strategic locations around the world is an important part of our long-term business strategy.

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

Some of the companies that have developed and employ one or more AM technologies include: 3D Systems, Desktop Metal, EOS, General Electric, Hewlett-Packard, Markforged, SLM Solutions, Stratasys and Voxeljet among others.

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

-

Industrial Materials. Our indirect 3D printing machines are able to manufacture sand molds and cores from silica sands and other specialty materials, which are the traditional materials for these casting products. Our direct 3D printing machines are capable of printing in a variety of industrial metals and ceramics. We are in varying stages of qualifying additional industrial materials for both indirect and direct applications and advancing materials that are printable in our machines. We also use chemical binding agents during the printing process. We believe that our unique chemical binding agent technology can more readily achieve efficiency gains over time than other AM technologies, such as laser-fusing technologies.

-

Global Presence. Since our inception, we have structured our business to address major international markets. We have strategically established one or more EACs in each of the Americas, EMEA and APAC regions. Because many of our current or potential customers are global industrial companies, it is important that we have a presence in or near the areas where these companies have manufacturing facilities.

Suppliers

Manufacturing of our 3D printing machines includes certain components supplied via third-party contract manufacturers. Our third-party contract manufacturers provide a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications. Our industrial materials are derived from several suppliers and, except as set forth below, the loss of an individual supplier would not have a material adverse effect on our business. We currently have a single supplier of certain printhead components for our 3D printing machines. While we believe that this printhead component supplier is replaceable, in the event of the loss of this supplier, we could experience delays and interruptions that might adversely affect the financial performance of our business. Additionally, we obtain certain pre-production services through design and data capture providers, and certain post-production services through vendors with whom we have existing and good relationships. The loss of any one of these providers or vendors would not have a material adverse effect on our business.

Research and Development

We spent $8.8 million and $9.9 million on research and development during 2020 and 2019, respectively. Our research and development spending has resulted in an expansion of our material printing capabilities (over 20 materials now qualified for printing on our platforms) and new platform development (including the recent market introduction of our X1 25Pro® and S-Max ProTM platforms and planned introduction of our X1 160ProTM platform in 2021).

We expect to continue to invest in our research and development activities in the future. A significant portion of our research and development expenditures have been focused on the following:

-	Properties of print materials and chemical binder formulation;
-	Mechanics of droplet flight into beds of powder;
-	Metallurgy of thermally processing metals that are printed through AM;
-	Mechanical design elements of our 3D printing machines;
-	Mechanics of spreading powders in a job box;
-	Evaluation of product applications utilizing our 3D printing machines;
-	Transfer of digital data through a series of software links to drive a printhead; and
-	Synchronizing all of the above to print ever-increasing volumes of material per unit of time.

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

Trademarks. We have registrations in the United States for the following trademarks: EXONE, EXONE (stylized), X1 EXONE DIGITAL PART MATERIALIZATION (plus design), EXCAST, EXMAL, EXTEC, INNOVENT, INNOVENT+, M-FLEX, M-PRINT, S-MAX, S MAX, S-PRINT, X1 25PRO, X1, and X1-LAB. We also have pending applications in the United States for the following trademarks: X1 EXONE COLLABORATE. INNOVATE. ACCELERATE. (plus design), X1 160PRO, COLLABORATE. INNOVATE. ACCELERATE., X1 EXONE (plus design), FUSE, CLEANFUSE, NANOFUSE, #MAKEMETALGREEN, and MAKE METAL GREEN. We also have registrations for the trademark EXONE in China, Canada, Europe (Community Trade Mark), Japan, and South Korea and an application pending for that trademark in Canada. We also have registrations for the EXONE (stylized) trademark in Europe (Community Trade Mark), and South Korea and an application pending for that trademark in Japan. We have registrations for X1 EXONE DIGITAL PART MATERIALIZATION (plus design) in Brazil, Canada, China, Europe (Community Trade Mark), Japan, and South Korea. We have registrations for X1 EXONE COLLABORATE. INNOVATE. ACCELERATE. (plus design) in Europe (Community Trade Mark) and Japan, with applications pending in Canada, China, and South Korea. We have an application pending in Canada, South Korea, and Japan for the trademark INNOVENT+. We have a registration for the trademark X1 in Europe (Community Trade Mark). We have registrations for a stylized form of X1 in Europe (Community Trade Mark). We have registrations for DIGITAL PART MATERIALIZATION in Japan and South Korea. We have registrations for the trademarks EXERIAL, INNOVENT, INNOVENT+, M-FLEX, S-MAX, and S-PRINT in Europe (Community Trade Mark). We also have registration for the trademark S-PRINT in Canada, China, and Japan.

Trade Secrets. The development of our products, processes and materials has involved a considerable amount of experience, manufacturing and processing know-how and research and development techniques that are not easily duplicated. We protect this knowledge as a trade secret through the confidentiality and non-disclosure agreements which all employees, customers and consultants are required to sign at the time they are employed or engaged by us. Additional information related to the risks associated with our intellectual property rights are described within Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Recent Developments

On February 8, 2021, we announced the launch of the ExOne Metal DesignlabTM printer and X1F advanced sintering furnace in an exclusive partnership with Rapidia, a Vancouver, Canada-based technology company. This partnership allows us to expand our metal printing offerings to include an office-friendly solution that carries certain technological advantages (including proprietary materials and processing efficiency) and includes a complementary advanced sintering furnace designed by Rapidia that additionally pairs with certain of our binder jetting platforms. We expect to begin delivery of Metal Designlab units to market beginning in the second quarter of 2021.

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

Backlog

At December 31, 2020, our backlog was approximately $39.4 million, of which approximately $33.0 million is expected to be fulfilled during the next 12 months notwithstanding uncertainty related to the impact of COVID-19, including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2019, our backlog was approximately $31.1 million.

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

Employees

At December 31, 2020, we employed a total of 295 (263 full-time) employees at our five global locations. None of these employees is a party to a collective bargaining agreement, and we believe our relations with employees are good.

Product, Geographic and Other Information

Refer to Note 5 and Note 19 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for product and geographic information related to our revenues (based on the country where the sale originated) and geographic information related to our long-lived assets (based on the physical location of assets). For information on risks related to our international operations refer to Part I, Item 1A, “Risk Factors”. Other information relating to our revenues, measurement of profit or loss and total assets is provided in the consolidated financial statements and related notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

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

We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge at http://www.investor.exone.com. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663.

Item 1A. Risk Factors.

RISK FACTORS

As a smaller reporting company (“SRC”), we are not required to provide a statement of risk factors on our Annual Report on Form 10-K.  However, we believe this information is valuable to our stockholders.  We reserve the right to not provide risk factors in future filings.

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

Since our inception, we have not consistently generated operating profits, and we may be unable to consistently generate operating profits in the future if we are unable to execute on our business plan. We have incurred a net loss in each of our annual periods since inception. Our operating expenses (including research and development and selling, general and administrative expenses, and excluding gain from sale-leaseback of property and equipment) were $29.8 million and $32.5 million for 2020 and 2019, respectively. Our research and development expenses are primarily for continued investment in our binder jetting technologies, including 3D printing machine development and materials development. Our selling, general and administrative expenses are primarily for employee-related costs and professional service fees, including those associated with managing a public company. We believe that our operating expenses may increase in future periods as we pursue our growth strategies. Increases in our research and development expenses and selling, general and administrative expenses will directly affect our future results of operations and may have an adverse effect on our financial condition.

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

We have significant manufacturing and development operations in Germany. In addition, a significant portion of our revenue is derived from transactions outside of the United States (54.8% and 60.8% for 2020 and 2019, respectively).

Our operations outside of the United States are subject to risks associated with the political, regulatory and economic conditions of Germany and other countries in which we sell or service machines, such as:

-	Challenges in providing solutions across a significant distance, in different languages and among different cultures;
-	Fluctuations in foreign currency exchange rates;
-	Potentially longer sales and payment cycles;
-	Potentially greater difficulties in collecting accounts receivable;
-	Potentially adverse tax consequences;
-	Different, complex and changing laws governing intellectual property rights, sometimes affording reduced protection of intellectual property rights in certain countries;
-	Difficulties in staffing and managing foreign operations;
-	Laws and business practices favoring local competition;
-	Costs and difficulties of customizing products for foreign countries;
-	Compliance with a wide variety of complex foreign laws, treaties and regulations;
-	Restrictions imposed by local labor practices and laws on our business and operations;
-	Rapid changes in government, economic and political policies and conditions, or political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events;
-	Operating in countries with a higher incidence of corruption and fraudulent business practices;
-	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;
-	Transportation delays;

-	Tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
-	Becoming subject to the laws, regulations and court systems of many jurisdictions;
-

Specific and significant regulations, including the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) which imposes compliance obligations on companies who possess and use data of EU residents, with resultant fines and penalties for failure to comply;

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

We explore from time to time various strategic investments and/or alliances. With respect to strategic investments and/or alliances that we may pursue, there is no guarantee that we will successfully negotiate and complete such transactions on favorable terms or at all. The exploration, negotiation, and consummation of strategic investments and/or alliances may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred. If we do complete transactions, they may not ultimately strengthen our competitive position or may not be accretive to us for a period of time which may be significant following the completion of such transaction.

We may be required to pay cash, incur debt and/or issue equity securities to pay for any such transaction, each of which could adversely affect our financial condition and the value of our common stock, and dilute our current stockholders. Our use of cash to pay for transactions would limit other potential uses of our cash. The issuance or sale of equity or convertible debt securities to finance any such transactions would result in dilution to our stockholders. If we incur debt, it could result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

We have been, and may continue to be, the subject of cyber security attacks, which could result in disruption or failure of our information technology (“IT”) systems and could adversely affect our results of operations.

We rely on our IT systems to manage numerous aspects of our business and provide analytical information to management. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems from cyber security attacks. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. Our IT systems allow us to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to or failure of our IT systems, including our computer systems, could significantly limit our ability to manage and operate our business efficiently. Although we take steps to secure our IT systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunication services, operator negligence, loss of data, security breaches and computer viruses. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or client data, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber security attacks. Any such disruption or loss of business information could materially and adversely affect our reputation, brand, results of operations and financial condition.

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

We manufacture our machines at our facilities in Gersthofen, Germany and North Huntingdon, Pennsylvania. In addition, we have a network of EACs in the United States, Germany and Japan to provide sales and marketing and delivery of support and printing services to our customers. If the operations of any of these facilities are materially disrupted (including as a result of the coronavirus disease COVID-19), we could be unable to fulfill customer orders for the period of the disruption, we may not be able to recognize revenue on orders and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have an adverse effect on our results of operations.

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

Sales of a significant number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock, or the market perception that we are permitted to sell a significant number of our securities, would have on the market price of our common stock.

The market price of our common stock may fluctuate significantly.

The market price of our common stock has been and is expected to continue to be highly volatile and may be significantly affected by numerous factors, including the risk factors described in this report and other factors which are beyond our control and may not be directly related to our operating performance. These factors include:

-	Significant volatility in the market price and trading volume of securities of companies in our sector, which is not necessarily related to the operating performance of these companies;
-	Low average daily trading volumes commonly associated with a small cap entity;
-	A high level of short interest in our common stock relative to our outstanding public float;
-	The mix of products that we sell, and related services that we provide, during any period;
-	Delays between our expenditures to develop and market new products and the generation of sales from those products;
-	Changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;
-	Changes in our expenditures to promote our products and services;
-	Changes in the cost of satisfying our warranty obligations and servicing our global installed base of systems;
-	Success or failure of research and development projects of us or our competitors;
-	Announcements of technological innovations, new solutions or enhancements or strategic partnerships or acquisitions by us or one of our competitors;
-	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
-	The general tendency towards volatility in the market prices of shares of companies that rely on technology and innovation;
-	Changes in regulatory policies or tax guidelines;
-	Changes or perceived changes in earnings or variations in operating results;
-	Any shortfall in revenue or earnings from levels expected by investors or securities analysts;
-	Threatened or actual litigation;
-	Changes in our senior management; and
-	General economic trends and other external factors.

One of our principal stockholders is able to exert substantial influence in determining the outcome of matters which require the approval of our stockholders.

Our Chairman, S. Kent Rockwell, beneficially owns a significant portion of our outstanding shares of common stock. As a holder of a significant portion of our shares of common stock, Mr. Rockwell may have effective control over the election of our Board of Directors (“Board”) and the direction of our affairs. As a result, he could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by Mr. Rockwell would have to obtain a significant number of votes to overrule the votes controlled by Mr. Rockwell.

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

The price of our shares could decline if there are substantial sales of our common stock, particularly by our directors, their affiliates or our executive officers or when there is a large number of shares of our common stock available for sale. The perception in the public market that our stockholders might sell our shares also could depress the market price of our shares. From time to time, we may conduct offerings of our securities and our executive officers, directors and selling stockholders could be subject to lock-up agreements that restrict their ability to transfer their shares following the offering. The market price of our shares may drop significantly when the restrictions on resale by our existing stockholders lapse and these stockholders are able to sell their shares into the market. If this occurs, it could impair our ability to raise additional capital through the sale of securities, should we desire to do so.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company with shares listed on The Nasdaq Stock Market, we incur significant accounting, legal and other expenses that we would not incur as a private company. Although we now qualify as an SRC pursuant to Rule 12b-2 of the Exchange Act, we still incur significant costs associated with our compliance with the public company reporting requirements of the Exchange Act, requirements imposed by the Sarbanes-Oxley Act (most notably Section 404), and the Dodd-Frank Wall Street Reform and Protection Act, and other rules adopted, and to be adopted, by the SEC and The Nasdaq Stock Market. Compliance with these rules and regulations result in increased legal and financial compliance costs and make certain activities more time-consuming and costly. They also make it more difficult for us to obtain director and officer liability insurance, and we incur substantial costs to maintain sufficient coverage.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, investor groups like Institutional Shareholder Services could initiate a withhold vote campaign with respect to the re-election of the members of our audit committee, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

(a)

On December 10, 2019, ExOne Property GmbH and ExOne GmbH, our German subsidiaries, entered into a purchase agreement (the “Purchase Agreement”) with Solidas Immobilien und Grundbesitz GmbH, a private, unaffiliated German real estate investor (the “Buyer”), for the sale of our European headquarters and operating facility in Gersthofen, Germany (the “Facility”). Concurrently with the execution of the Purchase Agreement, ExOne GmbH and the Buyer entered into a rental contract for the leaseback of the Facility for an initial aggregate annual rent totaling approximately $1,700 (€1,500), plus applicable taxes, which is fixed during the initial three-year term and is subject to adjustment on an annual basis (in accordance with the consumer price index for Germany) during the two five-year option extension periods. The sale-leaseback transaction closed on February 18, 2020.

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

Stockholders

As of March 1, 2021, there were 41 stockholders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2013 Equity Incentive Plan (the “Plan”) was adopted on January 24, 2013, and approved by our stockholders on August 19, 2013. The table below sets forth information with regard to securities authorized for issuance under the Plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(a)
Equity Compensation Plans Approved by Security Holders	641,232	$9.80	499,189
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(a)

On January 24, 2013, the Board adopted the Plan. In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year or, a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan did not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At December 31, 2020, 499,189 shares remained available for future issuances under the Plan.

Issuer Purchases of Equity Securities

Under the Plan, the Compensation Committee of the Board may require or permit participants under the Plan to elect net settlement upon the vesting of restricted stock awards under the Plan in order to satisfy the related tax withholding obligations.  Under net settlement, we withhold from the shares that would otherwise be delivered to the participant such number of shares of our common stock having an aggregate fair market value equal to the tax withholding obligation. When we withhold these shares, we are required to remit to the appropriate taxing authorities the aggregate fair market value of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

A summary of our deemed repurchases of shares of our common stock to satisfy tax withholding obligations related to the vesting of restricted stock, as described above, during 2020 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plans or Programs(a)
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	1,348	9.49
	1,348	$9.49	—	$—
(a)

All of our repurchases of shares of our common stock during 2020 were in connection with the net settlement of vested restricted stock awards. The Company did not have any publicly announced plans or programs to purchase our common stock during 2020.

Item 6. Selected Financial Data.

We are an SRC as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto in Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward looking statements, as a result of a variety of risks and uncertainties, including those described under Part I, Item 1, “Business – Cautionary Statement Concerning Forward Looking Statements” and Part I, Item 1A, “Risk Factors”.

Overview

Our Business

We are a global provider of 3D printing machines and 3D printed and other products, materials and services to industrial customers. Our business primarily consists of manufacturing and selling 3D printing machines and printing products to specification for our customers using our global installed base of 3D printing machines. Our machines serve direct (metal) and indirect (sand) applications.  Direct printing produces a component; indirect printing makes a tool to produce a component. We offer pre-production collaboration and print products for customers through our network of EACs. We also supply the associated materials, including consumables and replacement parts, and other services, including training and technical support, that are necessary for purchasers of our 3D printing machines to print products. We believe that our ability to print in a variety of industrial materials, as well as our industry-leading volumetric output (as measured by build box size and printing speed), uniquely position us to serve the needs of industrial customers.

Recent Developments

On February 8, 2021, we announced the launch of the ExOne Metal DesignlabTM printer and X1F advanced sintering furnace in an exclusive partnership with Rapidia, a Vancouver, Canada-based technology company. This partnership allows us to expand our metal printing offerings to include an office-friendly solution that carries certain technological advantages (including proprietary materials and processing efficiency) and includes a complementary advanced sintering furnace designed by Rapidia that additionally pairs with certain of our binder jetting platforms. We expect to begin delivery of Metal Designlab units to market beginning in the second quarter of 2021.

Outlook

The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, we were required to temporarily close our operations at our North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, we have incurred incremental costs associated with protecting the health and safety of our global workforce, enhanced sanitization of our global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of our 3D printing machines, resulting in negative impacts to our financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

In response to adverse market conditions associated with COVID-19, beginning in March 2020 and through April 2020, we initiated various cost savings actions including a mix of employee terminations, furloughs and pay rate reductions, as well as reductions in consulting and other expenses, all in an effort to conserve cash and maintain adequate liquidity. As a result of these actions, and other reduced costs such as global travel, we realized approximately $5,000 in cash cost savings during 2020. Given the high level of uncertainty associated with the duration and severity of COVID-19, we expect to continue to assess whether additional cost actions are necessary to further adjust our operating model.

We are the global leader in industrial 3D printers utilizing binder jetting technology. Our continued focus is to achieve profitable growth via three strategic initiatives:

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

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends as a result of COVID-19 which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the fourth quarter with a backlog balance of approximately $39,400. We expect the combination of our backlog at December 31, 2020 and an acceleration in market adoption of our binder jetting technology, including our newly introduced printer platforms (our X1 25Pro, X1 160Pro and InnoventPro® for metal applications and S-Max Pro for sand applications), to provide the basis for our operating stability and growth in 2021 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19. Based on an increased levels of customer awareness and demand in additive manufacturing technologies, and our enhanced liquidity position (further discussed below) we expect to invest further in our production, development and commercial infrastructure during 2021 in an effort to drive our future growth.

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

Backlog

At December 31, 2020, our backlog was approximately $39,400 of which approximately $33,000 is expected to be fulfilled during the next 12 months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above), including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2019, our backlog was approximately $31,100.

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

Cost of Sales and Gross Profit. Our cost of sales consists primarily of direct labor (related to our global workforce), materials (for both the manufacture of 3D printing machines and for our EAC and other manufacturing operations) and overhead to produce 3D printing machines and 3D printed and other products, materials and services. Also included in cost of sales are license fees (based upon a percentage of revenue of qualifying products and processes) for the use of intellectual property, product warranty costs and other overhead associated with our production processes.

Our gross profit is influenced by a number of factors, the most important of which is the volume and mix of sales of our 3D printing machines and 3D printed and other products, materials and services.

As 3D printing machine sales are cyclical, we seek to achieve a balance in revenue from 3D printing machines and 3D printed and other products, materials and services in order to maximize gross profit while managing business risk. In addition, we expect to reduce our cost of sales over time by continued research and development and supply chain activities directed towards achieving increased efficiencies in our production processes and lowering the total cost of ownership of our 3D printing machines.

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

Interest Expense. Interest expense consists of the interest cost associated with our related party revolving credit facility and outstanding long-term debt.

Provision (Benefit) for Income Taxes. We are taxed as a corporation for United States federal, state, local and foreign income tax purposes. Current rates in the jurisdictions in which we operate, the United States, Germany, and Japan, are 21.0%, 28.4%, and 33.6%, respectively.

Results of Operations

Net Loss

Net loss for 2020 was $14,924, or $0.86 per basic and diluted share, compared with a net loss of $15,095, or $0.93 per basic and diluted share, for 2019. The decrease in our net loss was principally due to lower operating expenses primarily as a result of certain cost savings actions taken, and other cost reductions realized, as a result of COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event), which we attended in June 2019. We also recognized a gain of $1,462 during 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany. Partially offsetting the decrease in net loss was a reduction in our gross profit (further described below) and an income tax benefit of $818 recorded in 2019 associated with the reversal of previously recorded liabilities for uncertain tax positions following the completion of a tax examination of our German operations.

The following table summarizes revenue by product group for each of the years ended December 31:

	2020		2019
3D printing machines	$31,470	53.1%	$27,232	51.1%
3D printed and other products, materials and services	27,783	46.9%	26,044	48.9%
	$59,253	100.0%	$53,276	100.0%

Revenue for 2020 was $59,253 compared with revenue of $53,276 for 2019, an increase of $5,977, or 11.2%. The increase in revenue was attributable to both of our product groups.

The increase in revenues from 3D printing machines of $4,238 for 2020, or 15.6%, as compared to 2019, resulted primarily from higher volumes (53 units sold during 2020 versus 44 units sold during 2019).

The increase in revenues from 3D printed and other products, materials and services of $1,739, or 6.7%, as compared to 2019, resulted from an increase of $1,589 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $1,830 associated with research and development arrangements, primarily due to two government projects which commenced during 2020 and an automotive project which commenced during the fourth quarter of 2019. Offsetting these increases was a reduction in revenues of $1,558 from our global sand EAC network based on lower end market demand as a result of the impact of COVID-19 on the macroeconomic environment.

Revenue for both product groups was impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Cost of Sales and Gross Profit

Cost of sales for 2020 was $44,771 compared with cost of sales of $35,848 for 2019, an increase of $8,923, or 24.9%. Gross profit for  2020 was $14,482 compared with gross profit of $17,428 for 2019. Gross profit percentage was 24.4% for 2020 compared with gross profit percentage of 32.7% for 2019.

The decrease in gross profit during 2020 was primarily due to lower realized pricing on products (including sales of our X1 25Pro platform following its initial market introduction in the fourth quarter of 2019 and the sale of a discontinued sand system during the third quarter of 2020) and unfavorable warranty experience, partially offset by higher revenue volumes and lower fixed overhead costs.  Lower fixed overhead costs during 2020 were driven by a reduction in labor, travel, and other discretionary manufacturing expense based on actions taken and other realized reductions as a result of COVID-19. These decreases were offset by an increase in facility rent expense (versus depreciation) following completion of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany during the first quarter of 2020.

Research and Development

Research and development expenses for 2020 were $8,845 compared with research and development expenses of $9,884 for 2019, a decrease of $1,039, or 10.5%. The decrease in research and development expenses is primarily due to decreases in material-related costs of $490 and consulting and professional fees of $346 based on reductions in machine and material development spending. In addition, there were decreases associated with COVID-19, including reductions of employee-related costs of $272 and travel-related expenses of $92.

Selling, General and Administrative

Selling, general and administrative expenses for 2020 were $20,953 compared with selling, general and administrative expenses of $22,592 for 2019, a decrease of $1,639, or 7.3%. The decrease in selling, general and administrative expenses was principally due to reductions in trade show expenses of $911 due to COVID-19 and the absence of costs associated with the GIFA international foundry show in Dusseldorf, Germany (a once every four-year event), lower travel expenses of $521 as a result of COVID-19 global travel restrictions, lower consulting and professional fees of $592, lower equity-based and other incentive compensation of $205 and a reduction in provision for bad debts of $256 due to the absence of a specific customer provision recorded during 2019. Offsetting these decreases were increases in sales commissions of $628, consistent with the increase in revenues during 2020 as compared to 2019, and increases in employee costs of $239 primarily due to investments made to our commercial operations, offset by actions taken (terminations and furloughs) in response to COVID-19.

Interest Expense

Interest expense for 2020 was $239 compared with interest expense of $343 for 2019, a decrease of $104, or 30.3%. The decrease in interest expense was principally due to lower interest associated with our related party revolving credit facility (including lower debt issuance cost amortization) following amendment of the Credit Agreement (which reduced the borrowing capacity of the facility) and the extension of the term of the credit facility in February 2020.

Other Expense — Net

Other expense — net for 2020 was $631 compared with other expense — net of $111 for 2019. The change of $520 was principally due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for 2020 and 2019 was $200 and ($407), respectively. The effective tax rate for 2020 and 2019 was 1.4% (provision on a loss) and 2.6% (benefit on a loss), respectively.

For 2020, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period.

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

In January 2019, a tax examination of ExOne GmbH (2010-2013 tax years) and ExOne Property GmbH (2013 tax year) was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during 2019, we recorded a reversal of certain previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

In December 2019, a tax examination of ExOne GmbH (2014 tax year) and ExOne Property GmbH (2014 tax year) was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during 2019, we recorded a reversal of certain previously recorded liabilities for uncertain tax positions of $111, all of which was offset against net operating loss carryforwards.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition are not significant.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $14,924 and $15,095 during 2020 and 2019, respectively.  At December 31, 2020, we had $49,668 in unrestricted cash and cash equivalents.

Common Stock Offerings

Since our inception and through December 31, 2020, we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) of $207,530 to fund our operations.

In June 2020, we entered into an equity distribution agreement (the “Oppenheimer Equity Distribution Agreement”) with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act. Sales of common stock under the Oppenheimer Equity Distribution Agreement ended in September 2020 when the offering limit ($25,000) was reached. Following completion of this offering, in September 2020, we entered into a separate equity distribution agreement (the “Canaccord Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act. The terms of both the Oppenheimer Equity Distribution Agreement and the Canaccord Equity Distribution Agreement required a 3.0% commission on the sale of our common stock as well as reimbursement of certain expenses incurred by the sales agent.

During 2020, we sold 3,445,385 shares of common stock in the above-described at-the-market offerings (2,204,875 shares under the Oppenheimer Equity Distribution Agreement and 1,240,510 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $11.82 per share, resulting in net proceeds to us (after deducting commissions) of $39,509. During 2020, we incurred expenses (other than commissions) associated with at-the-market offerings of $340. At December 31, 2020, $171 of the expenses (other than commissions) associated with the at-the-market offerings remained unpaid (included in accounts payable in the accompanying consolidated balance sheet).

There have been no sales of shares of common stock in at-the-market offerings subsequent to December 31, 2020. In February 2021, we terminated the Canaccord Equity Distribution Agreement.  At the time of the termination of the agreement, the remaining maximum offering capacity was $9,269.

On February 10, 2021, we entered into an underwriting agreement pursuant to which we agreed to issue and sell up to 1,666,667 shares of our common stock at a public offering price of $54.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of its common stock at the public offering price, less underwriting discounts and commissions.  Under the agreement, we agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. On February 11, 2021, the underwriters exercised their option to purchase 205,907 shares of our stock in full. As a result of this common stock offering, during February 2021, we sold 1,872,574 shares of our common stock and received aggregate net proceeds of approximately $95,000 after underwriting discounts, commissions, legal and accounting fees, and other offering expenses payable by us.

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to us for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (6.8% at December 31, 2019 and 5.1% at December 31, 2020). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

On February 18, 2020, the Loan Parties and LBM entered into a First Amendment to the Credit Agreement (the “Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term of the credit facility until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable of ExOne GmbH no longer served as collateral for borrowings under the amended revolving credit facility.

Borrowings under the credit facility were required to be made in minimum increments of $1,000. We could make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2020 and December 31, 2019, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

The amended Credit Agreement contained several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The amended Credit Agreement also contained several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The amended Credit Agreement did not contain any financial covenants. The amended Credit Agreement also contained events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

We did not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate escrow agreement by and among the parties. Loan proceeds held in escrow were available to us upon our submission of a loan request to the escrow agent. Such proceeds were not available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations were to be made to the escrow agent, while interest payments were to be made directly to LBM. Provided there existed no potential default or event of default, the amended Credit Agreement and the escrow agreement prohibited any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibited termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during 2020. During 2019, the Company had borrowings of $4,000, all of which were subsequently repaid prior to December 31, 2019.

Under the terms of the amended Credit Agreement, we could terminate or reduce the credit commitment at any time during the term without penalty.  On March 5, 2021, we terminated the related party revolving credit facility. There were no penalties associated with our termination of the related party revolving credit facility. Due to the termination, we accelerated the amortization of the remaining debt issuance costs associated with the related party revolving credit facility, resulting in recognition of $105 loss on the extinguishment of debt during the three months ended March 31, 2021.

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

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would be due and payable monthly through the Maturity Date.  Subsequent to us entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 18, 2020 to May 18, 2021. The Note may be prepaid by us at any time prior to maturity without penalty. If we default on the Note, the Lender may, at its option, accelerate the maturity of our obligations under the Note.

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We used all of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in the Paycheck Protection Program Flexibility Act of 2020 and in regulations and guidance adopted by the SBA. We have elected to account for the Loan in accordance with the terms of the Note while our forgiveness eligibility remains subject to review.

Cash Flows

The following table summarizes the significant components of cash flows for each of the years ended December 31, and our cash, cash equivalents, and restricted cash balances at the end of each of the periods indicated:

	2020	2019
Net cash used for operating activities	$(13,836)	$(5,304)
Net cash provided by investing activities	14,998	2,520
Net cash provided by financing activities	42,213	59
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	558	(172)
Net change in cash, cash equivalents, and restricted cash	$43,933	$(2,897)

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$49,668	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$50,176	$6,243

Operating Activities

Net cash used for operating activities for 2020 was $13,836, compared with net cash used for operating activities of $5,304 for 2019. The increase of $8,532 was due principally to an unfavorable change in our net working capital attributable to a decrease in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales) and an increase in net loss (net of noncash items).

Investing Activities

Net cash provided by investing activities for 2020 was $14,998 compared with net cash provided by investing activities of $2,520 for 2019.

For 2020, net cash provided by investing activities included $16,229 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany. These cash inflows were offset by $1,231 in cash outflows associated with capital expenditures.

For 2019, net cash provided by investing activities included cash inflows of $3,186 in proceeds from the sale of property and equipment, including $967 in proceeds from the sale of our former Houston, Texas facility and a deposit of $2,216 on the sale of our Gersthofen, Germany facility. These cash inflows were offset by $666 in cash outflows associated with capital expenditures.

We expect our 2021 capital expenditures to be limited to spending associated with sustaining our existing operations and strategic asset acquisition and deployment (estimated spending of approximately $3,000 to $4,000).

Financing Activities

Net cash provided by financing activities for 2020 was $42,213 compared with net cash provided by financing activities of $59 for 2019.

For 2020, net cash provided by financing activities included cash inflows of $39,340 in proceeds from at-the-market offerings of common stock, net of issuance costs (further discussed above) and $2,194 in proceeds from borrowings on long-term debt associated with our PPP Loan (further discussed above).

For 2019, net cash provided by financing activities included $289 in cash inflows associated with proceeds from the exercise of employee stock options. These cash inflows were offset by cash outflows of $149 in principal payments on long-term debt and $68 associated with taxes related to the net settlement of equity-based awards.

On February 26, 2021, we extinguished our building note payable in-full through cash payment of $1,199. We did not incur any prepayment penalties related to the extinguishment of the building note payable in advance of the maturity date (May 2027). For more information related to the building note payable, refer to Note 14 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2019 to December 31, 2020:

Restricted cash decreased by $470 following an amendment to our credit facility agreement with a German bank completed in February 2020 which relieved us of a cash collateral requirement for financial guarantees and letters of credit issued by us for commercial transactions requiring security for amounts up to approximately $1,200.

Accounts receivable decreased by $1,297 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $792 consistent with our growth in backlog. Inventories have also been impacted (primarily the increase in finished goods inventories) as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Prepaid expenses and other current assets increased by $2,269, mostly due to increases in prepayments to suppliers for 3D printing machine components and subassemblies.

Property and equipment – net decreased by $17,595, mostly due to the impact of the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany (which resulted in a derecognition of $17,282 of related property and equipment) and depreciation expense of $3,775 incurred during the period. These decreases were offset by increases associated with capital expenditure additions of $1,231 and net transfers from inventory to property and equipment of 3D printing machines of $1,874.

Operating lease right-of-use assets increased by $3,611, principally as a result of the sale-leaseback transaction further discussed above.

Accounts payable decreased by $1,317 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities decreased by $1,964 mostly due to the sale-leaseback transaction further discussed above based on the release of $2,243 of a deposit liability received from the buyer of the operating facility in Gersthofen, Germany in December 2019.

Operating lease liabilities increased $3,611, principally as a result of the sale-leaseback transaction further discussed above.

Contract liabilities increased $1,613 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank.

At December 31, 2020, total outstanding financial guarantees and letters of credit issued by us were $1,026 (€836), of which $928 (€756) were issued through the credit facility with a Germany bank. The outstanding financial guarantees and letters of credit include expiration dates ranging from March 2021 through February 2023. At December 31, 2019, total outstanding guarantees and letters of credit issued by us were $560 (€499).

For further discussion related to financial guarantees and letters of credit issued by us, refer to Note 12 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The ExOne Company and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – 3D Printing Machines

Critical Audit Matter Description

As discussed in Note 5 of the consolidated financial statements, the Company derives a portion of its revenue from the sale of 3D printing machines.  Certain of the Company’s contracts with customers provide for multiple performance obligations.  Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or extended warranty).  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of stand-alone selling price for each distinct product or service in the contract, which is generally based on an observable price. Additionally, the Company’s revenue from products is transferred to customers at a point in time.  The Company’s contracts for 3D printing machines generally include substantive customer acceptance provisions.  Revenue under these contracts is recognized when customer acceptance provisions have been satisfied.  We identified the determination of separate performance obligations as a critical audit matter due to the judgements involved in the accounting.

How the Critical Audit Matter Was Addressed in the Audit

Addressing this matter involved obtaining executed contracts with customers, other customer correspondence and acceptance documents, as applicable, for a sample of 3D printing machine sales transactions.  Based on the evidence obtained, we assessed the appropriateness of management’s determination of the separate performance obligations identified within the contract.

/s/ Schneider Downs & Co. Inc.

Schneider Downs & Co. Inc.

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania

March 11, 2021

The ExOne Company and Subsidiaries

Statement of Consolidated Operations and Comprehensive Loss

(in thousands, except per-share amounts)

For the years ended December 31,	2020	2019
Revenue	$59,253	$53,276
Cost of sales	44,771	35,848
Gross profit	14,482	17,428
Operating expenses
Research and development	8,845	9,884
Selling, general and administrative	20,953	22,592
Gain from sale-leaseback of property and equipment	(1,462)	—
	28,336	32,476
Loss from operations	(13,854)	(15,048)
Other expense
Interest expense	239	343
Other expense ̶ net	631	111
	870	454
Loss before income taxes	(14,724)	(15,502)
Provision (benefit) for income taxes	200	(407)
Net loss	$(14,924)	$(15,095)
Net loss per common share:
Basic	$(0.86)	$(0.93)
Diluted	$(0.86)	$(0.93)
Comprehensive loss:
Net loss	$(14,924)	$(15,095)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,345	(735)
Comprehensive loss	$(13,579)	$(15,830)

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$49,668	$5,265
Restricted cash	508	978
Accounts receivable ̶ net	5,225	6,522
Current portion of net investment in sales-type leases ̶ net	229	213
Inventories ̶ net	20,562	19,770
Prepaid expenses and other current assets	4,451	2,182
Total current assets	80,643	34,930
Property and equipment ̶ net	21,300	38,895
Operating lease right-of-use assets	4,043	432
Net investment in sales-type leases ̶ net of current portion ̶ net	509	738
Other noncurrent assets	794	371
Total assets	$107,289	$75,366
Liabilities
Current liabilities:
Current portion of long-term debt	$1,622	$153
Current portion of operating lease liabilities	1,958	158
Accounts payable	4,501	5,818
Accrued expenses and other current liabilities	4,978	6,942
Current portion of contract liabilities	13,586	11,846
Total current liabilities	26,645	24,917
Long-term debt ̶ net of current portion	1,783	1,211
Operating lease liabilities ̶ net of current portion	2,085	274
Contract liabilities ̶ net of current portion	159	286
Other noncurrent liabilities	314	96
Total liabilities	30,986	26,784
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 20,009,157 (2020) and 16,346,960 (2019) shares issued and outstanding	200	163
Additional paid-in capital	218,113	176,850
Accumulated deficit	(131,872)	(116,948)
Accumulated other comprehensive loss	(10,138)	(11,483)
Total stockholders' equity	76,303	48,582
Total liabilities and stockholders' equity	$107,289	$75,366

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Consolidated Cash Flows

(in thousands)

For the years ended December 31,	2020	2019
Operating activities
Net loss	$(14,924)	$(15,095)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	3,775	4,581
Equity-based compensation	1,225	1,416
Amortization of debt issuance costs	49	93
Provision for bad debts ̶ net	23	279
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	423	292
Foreign exchange losses on intercompany transactions ̶ net	566	63
Gain from sale-leaseback of property and equipment	(1,462)	—
Loss (gain) from disposal of property and equipment ̶ net	7	(147)
Deferred income taxes	195	(199)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	1,464	2
Decrease in net investment in sales-type leases	213	269
Increase in inventories	(2,236)	(5,713)
Increase in prepaid expenses and other assets	(2,247)	(632)
(Decrease) increase in accounts payable	(1,679)	1,514
Decrease in accrued expenses and other liabilities	(2)	(1,308)
Increase in contract liabilities	774	9,281
Net cash used for operating activities	(13,836)	(5,304)
Investing activities
Capital expenditures	(1,231)	(666)
Proceeds from sale of property and equipment	16,229	3,186
Net cash provided by investing activities	14,998	2,520
Financing activities
Proceeds from borrowings on long-term debt	2,194	—
Payments on long-term debt	(158)	(149)
Proceeds from related party revolving credit facility	—	4,000
Payments on related party revolving credit facility	—	(4,000)
Proceeds from at-the-market offerings of common stock, net of issuance costs	39,340	—
Taxes related to the net share settlement of equity-based awards	(28)	(68)
Proceeds from exercise of employee stock options	934	289
Other	(69)	(13)
Net cash provided by financing activities	42,213	59
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	558	(172)
Net change in cash, cash equivalents, and restricted cash	43,933	(2,897)
Cash, cash equivalents, and restricted cash at beginning of period	6,243	9,140
Cash, cash equivalents, and restricted cash at end of period	$50,176	$6,243
Supplemental disclosure of cash flow information
Cash paid for interest	$167	$222
Cash paid for income taxes	$516	$199
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$3,524	$2,572
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,650	$1,206
Property and equipment included in accounts payable	$65	$71
At-the-market offering issuance costs included in accounts payable	$171	$—

The accompanying notes are an integral part of these consolidated financial statements.

The ExOne Company and Subsidiaries

Statement of Changes in Consolidated Stockholders’ Equity

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2018	16,234	$162	$175,214	$(101,853)	$(10,748)	$62,775
Net loss	—	—	—	(15,095)	—	(15,095)
Other comprehensive loss	—	—	—	—	(735)	(735)
Equity-based compensation	—	—	1,416	—	—	1,416
Exercise of employee stock options	40	1	288	—	—	289
Common stock issued from equity incentive plan	73	—	—	—	—	—
Tax withholding related to the net share settlement of equity-based awards	—	—	(68)	—	—	(68)
Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582

Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(14,924)	—	(14,924)
Other comprehensive income	—	—	—	—	1,345	1,345
Equity-based compensation	—	1	1,224	—	—	1,225
Exercise of employee stock options	128	1	933	—	—	934
Common stock issued from equity incentive plan	92	—	—	—	—	—
Tax withholding related to the net share settlement of equity-based awards	(3)	—	(28)	—	—	(28)
At-the-market offerings of common stock, net of issuance costs	3,445	35	39,134	—	—	39,169
Balance at December 31, 2020	20,009	$200	$218,113	$(131,872)	$(10,138)	$76,303

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

Certain amounts relating to operating lease right-of-use assets ($432), current portion of operating lease liabilities ($158) and operating lease liabilities – net of current portion ($274) in the accompanying consolidated balance sheet at December 31, 2019, have been reclassified from other noncurrent assets, accrued expenses and other current liabilities and other noncurrent liabilities, respectively, to conform to current period presentation.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make certain judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Areas that require significant judgments, estimates and assumptions include accounting for accounts receivable (including the allowance for doubtful accounts); inventories (including the allowance for slow-moving and obsolete inventories); product warranty reserves; contingencies; revenue (including the allocation of a sales contract’s total transaction price to each performance obligation for contracts with multiple performance obligations); and equity-based compensation (including the valuation of certain equity-based compensation awards issued by the Company). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. For 2020 and 2019, 54.8% and 60.8% of the consolidated revenue of the Company was derived from transactions outside the United States, respectively. This revenue is generated primarily from wholly-owned subsidiaries operating in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, including the euro and Japanese yen.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the expected term of the related lease. Gains or losses from the sale of assets are recognized upon disposal or retirement of the related assets. Repairs and maintenance are charged to expense as incurred.

The Company evaluates long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of carrying value of assets (asset group) over their fair value. The determination of what constitutes an asset group, the associated undiscounted net cash flows, the fair value of assets (asset group) and the estimated useful lives of assets require significant judgments and estimates by management. No impairment loss related to held and used assets was recorded by the Company during 2020 or 2019.

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

The Company’s foreign subsidiaries are taxed as corporations under the taxing regulations of those respective countries. As a result, the accompanying statement of consolidated operations and comprehensive loss includes a provision (benefit) for income taxes related to these foreign jurisdictions. Any undistributed earnings are intended to be permanently reinvested in the respective subsidiaries, with the exception of ExOne Property GmbH. The deferred taxes on the outside basis difference of the Company’s investment in ExOne Property GmbH were not significant at December 31, 2020.

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

Advertising

Advertising costs are charged to expense as incurred and were not significant for 2020 or 2019.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. Under the plan, participating employees in the United States may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service’s annual contribution limit. During 2020 and 2019, the Company made discretionary matching contributions of 50% of the first 8% of employee contributions, subject to certain Internal Revenue Service limitations. Discretionary matching contributions made by the Company during 2020 and 2019 were $307 and $304, respectively.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company measures the fair value of financial assets and liabilities according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date; Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3).

At December 31, 2020 and December 31, 2019, the Company had no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic (“COVID-19”) and recommended containment and mitigation measures worldwide. The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, the Company was required to temporarily close its operations at its North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, the Company has incurred incremental costs associated with protecting the health and safety of the Company’s global workforce, enhanced sanitization of the Company’s global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of the Company’s 3D printing machines, resulting in negative impacts to the Company’s financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on the Company’s business are uncertain at this time. The Company is unable to predict the impact that COVID-19 will have on its future financial position, results of operations and cash flows.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As an SRC pursuant to Rule 12b-2 of the Exchange Act, these changes become effective for the Company on January 1, 2023. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

Note 2. Common Stock Offerings

In June 2020, the Company entered into an equity distribution agreement (the “Oppenheimer Equity Distribution Agreement”) with Oppenheimer & Company, Inc. (“Oppenheimer”) pursuant to which Oppenheimer agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of common stock under the Oppenheimer Equity Distribution Agreement ended in September 2020 when the offering limit ($25,000) was reached. Following completion of this offering, in September 2020, the Company entered into a separate equity distribution agreement (the “Canaccord Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act. The terms of both the Oppenheimer Equity Distribution Agreement and the Canaccord Equity Distribution Agreement required a 3.0% commission on the sale of ExOne common stock as well as reimbursement of certain expenses incurred by the sales agent.

During 2020, the Company sold 3,445,385 shares of common stock in the above-described at-the-market offerings (2,204,875 shares under the Oppenheimer Equity Distribution Agreement and 1,240,510 shares under the Canaccord Equity Distribution Agreement) at an average selling price of $11.82 per share, resulting in net proceeds to the Company (after deducting commissions) of $39,509. During 2020, the Company incurred expenses (other than commissions) associated with at-the-market offerings of $340. At December 31, 2020, $171 of the expenses (other than commissions) associated with the at-the-market offerings remained unpaid (included in accounts payable in the accompanying consolidated balance sheet).

There have been no sales of shares of common stock in at-the-market offerings subsequent to December 31, 2020.

In February 2021, the Company terminated the Canaccord Equity Distribution Agreement. Refer to Note 20 for further discussion related to the termination of the Canaccord Equity Distribution Agreement.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive income (loss) for the periods indicated:

For the years ended December 31,	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(11,483)	$(10,748)
Other comprehensive income (loss)	1,345	(735)
Balance at end of period	$(10,138)	$(11,483)

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

As the Company incurred a net loss during 2020 and 2019, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (641,232 — 2020 and 854,259 — 2019) and unvested restricted stock issued (188,891 — 2020 and 66,513 — 2019), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

For the years ended December 31,	2020	2019
Net loss	$(14,924)	$(15,095)
Weighted average shares outstanding (basic and diluted)	17,423,229	16,309,259
Net loss per common share:
Basic	$(0.86)	$(0.93)
Diluted	$(0.86)	$(0.93)

Note 5. Revenue

The Company derives revenue from the sale of 3D printing machines and 3D printed and other products, materials and services. Revenue is recognized when the Company satisfies its performance obligation(s) under a contract (either implicit or explicit) by transferring the promised product or service to a customer, which is when (or as) the customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation.

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

Certain of the Company’s contracts with customers contain multiple performance obligations. Sales of 3D printing machines may also include optional equipment, materials, replacement components and services (installation, training and other services, including maintenance services and/or an extended warranty). Certain other contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of stand-alone selling price for each distinct product or service in the contract, which is generally based on an observable price.

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

The Company generates certain service revenues through the sale of research and development services.  Revenue under research and development service contracts is generally recognized over time where progress is measured in a manner that reflects the transfer of control of the promised goods or services to the customer. Depending on the facts and circumstances surrounding each research and development service contract, revenue is recognized over time using either an input measure (based on the entity’s direct costs incurred in an effort to satisfy the performance obligations) or an output measure (specifically units or parts delivered, based upon certain customer acceptance and delivery requirements).

A portion of the Company’s service revenue is generated through contracts with the federal government under fixed-fee, cost reimbursable and time and materials arrangements (certain of which may have periods of performance greater than one year). Revenue under these contracts is generally recognized over time using an input measure based upon direct costs incurred.

The following table summarizes the Company’s revenue by product group for the periods indicated:

For the years ended December 31,	2020	2019
3D printing machines	$31,470	$27,232
3D printed and other products, materials and services	27,783	26,044
	$59,253	$53,276

Revenue from 3D printing machines includes leasing revenue whereby the Company is the lessor of 3D printing machines to its customers. Leasing revenue is accounted for under FASB Accounting Standards Codification Topic 842 “Leases” (Note 11).

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets) and deferred revenue and customer prepayments (contract liabilities) in the accompanying consolidated balance sheet. The Company considers a number of factors in its evaluation of the creditworthiness of its customers, including past due amounts, past payment history, and current economic conditions. For 3D printing machines, the Company’s terms of sale vary by transaction. To reduce credit risk in connection with 3D printing machine sales, the Company may, depending upon the circumstances, require customers to furnish letters of credit or bank guarantees or to provide advanced payment (either partial or in full). For 3D printed and other products and materials, the Company’s terms of sale generally require payment within 30 to 60 days after delivery, although the Company also recognizes that longer payment periods are customary in certain countries where it transacts business. Service arrangements are generally billed in accordance with specific contract terms and are typically billed in advance or in proportion to performance of the related services.

During 2020, the Company recognized revenue of $9,343 related to contract liabilities at January 1, 2020.  The difference between revenue recognized related to contract liabilities at January 1, 2020 and the current portion of contract liabilities at December 31, 2019 is principally due to customer prepayments of $2,241 received prior to January 1, 2020 for two 3D printing machine sales the Company expected to complete during 2020.  These 3D printing machine sales are now expected to be completed during 2021.

Contract assets were not significant during the year ended December 31, 2020.

At December 31, 2020, the Company had approximately $39,400 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $33,000 is expected to be fulfilled during the next 12 months notwithstanding uncertainty related to the impact of COVID-19 (Note 1), including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases (Note 11) are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At December 31, 2020 and 2019, the allowance for doubtful accounts was $576 and $508, respectively. During 2020 and 2019, the Company recorded net provision for bad debts of $23 and $279, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying consolidated balance sheet to the same such amounts shown in the accompanying statement of consolidated cash flows at December 31:

	2020	2019
Cash and cash equivalents	$49,668	$5,265
Restricted cash	508	978
Cash, cash equivalents, and restricted cash	$50,176	$6,243

Restricted cash at both December 31, 2020 and December 31, 2019 included $508 of cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Restricted cash at December 31, 2019 also included $470 of cash collateral required by a German bank for short-term financial guarantees issued by ExOne GmbH in connection with certain commercial transactions requiring security. Refer to Note 12 for further discussion related to an amendment to this cash collateral requirement effective in February 2020.

Each of the balances discussed above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following at December 31:

	2020	2019
Raw materials and components	$9,436	$8,841
Work in process	4,797	4,922
Finished goods	6,329	6,007
	$20,562	$19,770

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

At December 31, 2020 and 2019, the allowance for slow-moving and obsolete inventories was $2,678 and $3,443, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	2020	2019
Balance at beginning of period	$3,443	$4,143
Provision for slow-moving and obsolete inventories ̶ net	218	292
Reductions for physical disposal (sale or scrap) of previously reserved amounts	(1,181)	(914)
Foreign currency translation adjustments	198	(78)
Balance at end of period	$2,678	$3,443

Reductions for sale, consumption or scrap of previously reserved amounts during 2020 consisted principally of certain raw material and component inventories associated with the Company’s former Exerial 3D printing platform, which were disposed of during the period. There was no significant benefit or charge recorded during the period in connection with the related disposals.

During 2020, the Company recorded a charge of $205 to cost of sales in the accompanying statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

Note 8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2020	2019	Economic Life (in years)
Land	$3,494	$6,980	N/A
Buildings and related improvements	10,246	25,675	5 - 40
Machinery and equipment	20,728	19,531	3 - 20
Other	6,291	7,086	3 - 20
	40,759	59,272
Less: Accumulated depreciation	(20,823)	(21,478)
	19,936	37,794
Construction-in-progress	1,364	1,101
Property and equipment ̶ net	$21,300	$38,895

Machinery and equipment included assets leased by the Company of $142 and $63 at December 31, 2020 and 2019, respectively.

Machinery and equipment included assets leased to customers (principally 3D printing machines and related equipment) under operating lease arrangements of $1,920 and $1,309 at December 31, 2020 and 2019, respectively. The carrying value of these assets was $986 and $426 at December 31, 2020 and 2019, respectively.

Depreciation expense was $3,775 and $4,581 for 2020 and 2019, respectively.

On February 18, 2020, the Company completed a sale-leaseback transaction associated with its European headquarters and operating facility in Gersthofen, Germany (Note 11). As a result of the completion of this transaction, the Company derecognized $17,282 in net property and equipment during 2020.  In connection with the sale of the facility, the Company recorded a gain of $1,462 during 2020.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2020	2019
Accrued license fees	$1,563	$1,020
Product warranty reserves	1,335	866
Accrued payroll and related costs	1,089	1,382
Accrued professional fees	252	272
Income taxes payable	1	503
Deposit liability on sale of property and equipment	—	2,243
Other	738	656
	$4,978	$6,942

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

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheet for the periods indicated:

For the year ended December 31,	2020	2019
Balance at beginning of period	$866	$1,670
Provisions for new issuances	1,318	1,125
Payments	(1,920)	(1,514)
Reserve adjustments	1,033	(399)
Foreign currency translation adjustments	38	(16)
Balance at end of period	$1,335	$866

Note 11. Leases

Lessee

The Company leases facilities, machinery and other equipment and vehicles under operating lease arrangements (with initial terms greater than 12 months), expiring in various years through 2026. In addition, the Company leases certain equipment and vehicles under finance lease arrangements, which are not significant.

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

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead accounts for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to short-term lease arrangements, generally those with a lease term of less than 12 months, for all classes of underlying assets. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions. As a result, lease payments under these short-term lease arrangements are recognized in the accompanying statement of consolidated operations and comprehensive loss on a straight-line basis over the lease term.

The Company uses its incremental borrowing rate in determining the present value of lease payments, as the implicit rate of the lease arrangements is generally not readily determinable.

Future minimum lease payments of operating lease arrangements (with initial terms greater than 12 months) at December 31, 2020, were as follows:

2021	$2,119
2022	2,082
2023	48
2024	13
2025	2
Thereafter	1
Total minimum lease payments	4,265
Less: Present value discount	(222)
Total operating lease liabilities	$4,043

For 2020 and 2019, lease cost under operating lease arrangements was $2,115 (including $126 relating to short-term lease arrangements) and $389 (including $189 related to short-term lease arrangements), respectively.

Supplemental information related to operating lease arrangements (with initial terms greater than 12 months) was as follows as of and for the year then ended December 31:

	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,909	$209
Cash paid for amounts included in the measurement of operating lease liabilities	$2,009	$198
Weighted average remaining lease term (in years)	2.1	3.1
Weighted average discount rate	5.1%	5.5%

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

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value. At December 31, 2020, the Company estimated that the total fair market value significantly exceeded the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sale-type lease arrangements presented in the Company’s accompanying consolidated balance sheet generally does not include an amount of unguaranteed residual value.

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

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying statement of consolidated operations and comprehensive loss for the periods indicated:

For the years ended December 31,	2020		2019
	Operating	Sales-type	Operating	Sales-type
Revenue	$785	$—	$1,523	$—
Interest income(a)	$—	$62	$—	$94

(a)	Interest income related to sales-type leases is recorded as a component of revenue in the accompanying statement of consolidated operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following at December 31:

	2020	2019
Future minimum lease payments receivable	$1,368	$1,595
Less: Allowance for doubtful accounts	(463)	(501)
Net future minimum lease payments receivable	905	1,094
Less: Unearned interest income	(167)	(143)
Net investment in sales-type leases	$738	$951

During 2019, the Company recorded a provision for bad debt of $416 based on a deterioration in credit quality of a lessee. There were no such provisions recorded during 2020.

Future minimum lease payments of non-cancellable operating and sales-type lease arrangements as of December 31, 2020, were as follows:

	Operating	Sales-type
2021	$414	$554
2022	—	390
2023	—	424
2024	—	—
2025	—	—
Thereafter	—	—
Total minimum lease payments	$414	$1,368
Less: Allowance for doubtful accounts		(463)
Less: Present value discount		(167)
Future minimum lease payments receivable		$738

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

On February 24, 2020, ExOne GmbH entered into an amendment and replacement of its credit facility with the German bank. The credit facility amendments included the elimination of the overdraft credit and short-term loan features of the prior agreement and replaced them with an increased capacity amount of approximately $4,300 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The cash collateral requirement for the issuance of financial guarantees and letters of credit for commercial transactions requiring security was eliminated for amounts up to approximately $1,200 (€1,000) as the amendment provided the German bank with a collateral interest in the accounts receivable of ExOne GmbH. Amounts in excess of approximately $1,200 (€1,000) continue to require cash collateral under the amended credit facility.

At December 31, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $928 (€756), with expiration dates ranging from March 2021 through December 2021. At December 31, 2019, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the former credit facility were $560 (€499).

Note 13. Related Party Revolving Credit Facility

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to the Company for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points (5.1% at December 31, 2020 and 6.8% at December 31, 2019). The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

On February 18, 2020, the Loan Parties and LBM entered into a First Amendment to the Credit Agreement (the “Amendment”) which (i) reduced the available capacity under the revolving credit facility to $10,000, (ii) extended the term of the credit facility until March 31, 2024, (iii) increased the commitment fee to 100 basis points, or 1.00%, on the unused portion of the revolving credit facility, and (iv) provided a process for the replacement of the LIBOR index after 2021. In addition, the accounts receivable of ExOne GmbH no longer served as collateral for borrowings under the amended revolving credit facility.

Borrowings under the credit facility were required to be made in minimum increments of $1,000. The Company could make prepayments against outstanding borrowings under the amended Credit Agreement at any time without penalty. At December 31, 2020 and 2019, the total estimated value of collateral was in significant excess of the maximum borrowing capacity under the credit facility.

The amended Credit Agreement contained several affirmative covenants including prompt payment of liabilities and taxes; maintenance of insurance, properties, and licenses; and compliance with laws. The amended Credit Agreement also contained several negative covenants including restricting the incurrence of certain additional debt; prohibiting future liens (other than permitted liens); prohibiting investment in third parties; limiting the ability to pay dividends; limiting mergers, acquisitions, and dispositions; and limiting the sale of certain property and equipment of the Loan Parties. The amended Credit Agreement did not contain any financial covenants. The amended Credit Agreement also contained events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The Company obtained waivers related to its event of default on its building note payable (Note 14) and for the incurrence of additional debt associated with its PPP Loan (Note 14).

The Company did not consider the Credit Agreement, as amended, indicative of a fair market value lending, as LBM was determined to be a related party based on common control by S. Kent Rockwell. S. Kent Rockwell is the indirect sole owner of LBM. Prior to execution, each of the Credit Agreement and the Amendment was reviewed and approved by the Audit Committee of the Company’s Board of Directors (the “Board”), in accordance with The ExOne Company Policy and Procedures with Respect to Related Person Transactions, and subsequently by a sub-committee of independent members of the Board. At the time of execution of the Credit Agreement, the available loan proceeds were deposited into an escrow account with an unrelated, third party financial institution acting as escrow agent pursuant to a separate escrow agreement by and among the parties. Loan proceeds held in escrow were available to the Company upon its submission to the escrow agent of a loan request. Such proceeds were not available to LBM until payment in-full of the obligations under the amended Credit Agreement and termination of the amended Credit Agreement. Payments of principal and other obligations were to be made to the escrow agent, while interest payments were to be made directly to LBM. Provided there existed no potential default or event of default, the amended Credit Agreement and the escrow agreement prohibited any acceleration of repayment of any amount outstanding under the amended Credit Agreement and prohibited termination of the amended Credit Agreement or withdrawal from escrow of any unused portion of the available loan proceeds.

There were no borrowings under the credit facility during 2020. During 2019, the Company had borrowings of $4,000, all of which were subsequently repaid prior to December 31, 2019.

The Company incurred $265 in debt issuance costs associated with the inception of the credit facility (including the aforementioned up-front commitment fee paid at closing to LBM) and $49 in debt issuance costs associated with the Amendment.

During 2020, the Company recorded interest expense related to the credit facility of $147.  Included in interest expense for 2020 was $44 associated with amortization of debt issuance costs (resulting in $111 in remaining debt issuance costs at December 31, 2020, of which $35 was included in prepaid expenses and other current assets and $76 was included in other noncurrent assets in the accompanying consolidated balance sheet).  Included in interest expense for 2020 was $103 associated with the commitment fee on the unused portion of the revolving credit facility.

During 2019, the Company recorded interest expense related to the credit facility of $260.

At December 31, 2020 and 2019, $9 and $28, respectively, associated with the commitment fee on the unused portion of the revolving credit facility were included in accounts payable on the accompanying consolidated balance sheet. Amounts payable to LBM at December 31, 2020 and 2019 were settled by the Company in January 2021 and January 2020, respectively.

Under the terms of the amended Credit Agreement, the Company could terminate or reduce the credit commitment at any time during the term without penalty. In March 2021, the Company terminated the credit facility with LBM. Refer to Note 20 for further discussion related to the termination of the credit facility.

Note 14. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2020			2019
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$2,194	$—	$2,194	$—	$—	$—
Building note payable	1,226	(15)	1,211	1,384	(20)	1,364
Less: Amount due within one year	(1,626)	4	(1,622)	(157)	4	(153)
	$1,794	$(11)	$1,783	$1,227	$(16)	$1,211

On April 18, 2020, the Company entered into an unsecured promissory note (the “Note”) with a United States bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would be due and payable monthly through the Maturity Date.  Subsequent to the Company entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 18, 2020 to May 18, 2021.  The Note may be prepaid by the Company at any time prior to maturity without penalty. If the Company defaults on the Note, the Lender may, at its option, accelerate the maturity of the Company’s obligations under the Note.

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company used all of the Loan proceeds for qualifying expenses. The terms of the Loan, including eligibility and forgiveness, may be subject to further requirements in the Paycheck Protection Program Flexibility Act of 2020 and in regulations and guidance adopted by the SBA. The Company has elected to account for the Loan in accordance with the terms of the Note while its forgiveness eligibility remains subject to review.

On May 21, 2012, the Company entered into a building note payable with a United States bank. Terms of the building note payable include monthly payments of $18, including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027. The building note payable is collateralized by the Company’s facility located in North Huntingdon, Pennsylvania which had a carrying value of $4,795 at December 31, 2020.

At December 31, 2020, the Company identified that it was not in compliance with the annual cash flow-to-debt service ratio covenant associated with the building note payable. The Company requested and was granted a waiver related to compliance with this annual covenant at December 31, 2020 and through December 31, 2021. Related to the 2020 non-compliance, there were no cross-default provisions or related impacts on other lending or financing agreements (Note 13).

Future maturities of long-term debt at December 31, 2020, were as follows:

2021	$1,626
2022	912
2023	188
2023	195
2025	201
Thereafter	298
$3,420

At December 31, 2020 and 2019, the fair value of long-term debt was $3,382 and $1,384, respectively. The fair value of long-term debt has been estimated by management based on the consideration of applicable interest rates, including certain instruments at variable or floating rates and the nominal fixed interest rate (1.0%) associated with the Company’s PPP Loan and other available information (including quoted prices of similar instruments available to the Company).  The fair value of long-term debt was measured using Level 2 inputs (Note 1).

In February 2021, the Company extinguished the building note payable. Refer to Note 20 for further discussion related to the extinguishment of the building note payable.

Note 15. Income Taxes

The components of loss before taxes were as follows:

	2020	2019
United States	$(17,584)	$(16,452)
Foreign	2,860	950
Loss before income taxes	$(14,724)	$(15,502)

The provision (benefit) for income taxes consisted of the following for year ended December 31:

	2020			2019
	Current	Deferred	Total	Current	Deferred	Total
United States	$5	$—	$5	$4	$—	$4
Foreign	—	195	195	(212)	(199)	(411)
Provision (benefit) for income taxes	$5	$195	$200	$(208)	$(199)	$(407)

A reconciliation of the provision (benefit) for income taxes at the United States statutory rate to the effective rate of the Company for the years ended December 31 was as follows:

	2020	2019
United States statutory rate (21%)	$(3,092)	$(3,255)
Effect of foreign disregarded entity	329	(151)
Taxes on foreign operations	76	64
Net change in valuation allowances	3,824	4,224
Reduction in uncertain tax positions	—	(818)
Permanent differences	(728)	83
Return to provision adjustments	133	(163)
Deferred tax adjustments	(291)	(318)
Other	(51)	(73)
Provision (benefit) for income taxes	$200	$(407)
Effective tax rate	(1.4)%	2.6%

The components of deferred income tax assets and liabilities consisted of the following at December 31:

	2020	2019
Deferred tax assets
Accounts receivable	$116	$110
Inventories	597	710
Accrued expenses and other current liabilities	1,352	477
Net operating loss carryforwards	32,582	27,710
Tax credit carryforwards	676	676
Other	961	1,968
Valuation allowance	(34,881)	(30,666)
Total deferred tax assets	1,403	985
Deferred tax liabilities
Property and equipment	539	690
Other	864	94
Total deferred tax liabilities	1,403	784
Net deferred tax assets(a)	$—	$201

(a)	At December 31, 2019, net deferred tax assets were reflected in other noncurrent assets in the accompanying consolidated balance sheet.

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

The following table summarizes changes to the Company’s valuation allowances for the years ended December 31:

	2020	2019
Balance at beginning of period	$30,666	$26,563
Net increases in allowances	3,824	3,857
Net increases in net operating losses offset by uncertain tax positions	—	368
Foreign currency translation adjustments	391	(122)
Balance at end of period	$34,881	$30,666

At December 31, 2020, the Company had $115,285 in net operating loss carryforwards, subject to certain limitations, $70,761 of which expire from 2033 to 2037, and $676 in tax credit carryforwards which begin to expire in 2023, to offset the future taxable income of its United States subsidiary. At December 31, 2020, the Company had United States state net operating loss carryforwards of $11,567, subject to certain limitations, which begin to expire in 2023. At December 31, 2020, the Company had $2,549 in net operating loss carryforwards which expire from 2022 through 2026, to offset the future taxable income of its Japanese subsidiary. At December 31, 2020, the Company had $24,450 in net operating loss carryforwards, which do not expire but may be limited as to their use in a particular period, to offset the future taxable income of its German subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including accrued interest and penalties) at December 31 was as follows:

	2020	2019
Balance at beginning of period	$—	$1,186
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	5
Reductions for tax positions of prior years	—	(1,186)
Settlements	—	—
Foreign currency translation adjustments	—	(5)
Balance at end of period	$—	$—

The Company includes interest and penalties related to income taxes as a component of the provision (benefit) for income taxes in the accompanying statement of consolidated operations and comprehensive loss (there were no such interest or penalties included in the provision (benefit) for income taxes in 2020 or 2019).

During 2019, the Company’s ExOne GmbH (2010-2014 tax years) and ExOne Property GmbH (2013-2014 tax years) subsidiaries were under examination by local taxing authorities in Germany.

In January 2019, the examination of ExOne GmbH (2010-2013 tax years) and ExOne Property GmbH (2013 tax year) was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions.  As a result, during 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $1,075, of which $257 was offset against net operating loss carryforwards.

In December 2019, the examination of ExOne GmbH (2014 tax year) and ExOne Property GmbH (2014 tax year) was concluded by the local taxing authorities in Germany without significant adjustment to previously established tax positions. As a result, during 2019, the Company recorded a reversal of certain of its previously recorded liabilities for uncertain tax positions of $111, all of which was offset against net operating loss carryforwards.

The Company files income tax returns in the United States, Germany, and Japan.  The Company filed income tax returns in Italy through 2018. The following table summarizes tax years remaining subject to examination for each of the Company’s subsidiaries at December 31, 2020:

Jurisdiction	Tax Years Remaining Subject to Examination
United States	2017-2020
Germany	2016-2020
Japan	2018-2020
Italy	2015-2018

Note 16. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At December 31, 2020, 499,189 shares remained available for future issuance under the Plan.

Stock options and restricted stock issued by the Company under the Plan are generally subject to service conditions resulting in annual vesting on the anniversary of the date of grant over a period typically ranging between one and three years. Certain equity-based compensation awards issued by the Company under the Plan vest immediately upon issuance. Stock options issued by the Company under the Plan have contractual lives which expire over a period typically ranging between five and ten years from the date of grant, subject to continued service to the Company by the participant.

On February 6, 2019, the Compensation Committee of the Board adopted the 2019 Annual Incentive Program (the “2019 Program”) as a subplan under the Plan. The 2019 Program provided an opportunity for performance-based compensation in the form of common stock to senior executive officers of the Company, among others. The target annual incentive for each 2019 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2019 Program. During 2019, there was no compensation expense associated with the 2019 Program as a result of underperformance against the 2019 financial goals of the Company. No shares of vested common stock were issued in connection with the 2019 Program.

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation in the form of common stock to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During 2020, there was no compensation expense associated with the 2020 Program as a result of underperformance against the 2020 financial goals of the Company. No shares of vested common stock were issued in connection with the 2020 Program as a result.

The following table summarizes the total equity-based compensation expense recognized by the Company:

	2020	2019
Equity-based compensation expense recognized:
Stock options	$417	$709
Restricted stock	790	696
Other(a)	18	11
Total equity-based compensation expense before income taxes	1,225	1,416
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$1,225	$1,416

(a)	For both periods presented, Other represents expense associated with certain employee contractual amounts to be settled in equity.
(b)	The benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on valuation allowances against net deferred tax assets.

At December 31, 2020, total future compensation expense related to unvested awards yet to be recognized by the Company was $295 for stock options and $1,364 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Weighted average fair value per stock option	$4.55 - $6.20	$2.51 - $3.68
Volatility	58.0% - 63.5%	53.3% - 60.1%
Average risk-free interest rate	0.2%	1.5% - 2.5%
Dividend yield	0.0%	0.0%
Expected term (years)	2.5 - 3.5	2.5 - 3.5

Volatility is estimated based on the historical volatility of the Company’s stock price consistent with the expected term of the awards. The average risk-free rate is based on a weighted average yield curve of risk-free interest rates consistent with the expected term of the awards. Expected dividend yield is based on historical dividend data as well as future expectations. Expected term is calculated using the simplified method as the Company does not have sufficient historical exercise experience upon which to base an estimate.

The activity for stock options was as follows for the year ended December 31:

	2020			2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	854,259	$9.34	$4.49	621,986	$10.66	$5.52
Stock options granted	28,188	$14.12	$5.83	319,310	$7.34	$2.94
Stock options exercised	(127,854)	$7.30	$3.12	(40,432)	$7.17	$3.03
Stock options forfeited	(81,186)	$7.83	$3.40	(9,773)	$7.67	$3.70
Stock options expired	(32,175)	$12.94	$7.44	(36,832)	$16.94	$10.35
Outstanding at end of period	641,232	$9.80	$4.74	854,259	$9.34	$4.49
Exercisable at end of period	502,260	$10.40	$5.21	494,884	$10.85	$5.59
Expected to vest at end of period	138,972	$7.65	$3.01	359,375	$7.27	$2.96

At December 31, 2020, intrinsic value associated with stock options exercisable and stock options expected to vest was $493 and $306, respectively. The weighted average remaining contractual term of stock options exercisable and stock options expected to vest at December 31, 2020, was 3.1 and 3.7 years, respectively. Stock options with an aggregate intrinsic value of $1,222 were exercised by employees during 2020, resulting in proceeds to the Company from the exercise of stock options of $934. Stock options with an aggregate intrinsic value of $358 were exercised by employees during 2019, resulting in proceeds to the Company from the exercise of stock options of $289. The Company received no income tax benefit related to stock option exercises in either period.

The activity for restricted stock was as follows for the year ended December 31:

	2020		2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	66,513	$8.76	67,001	$8.30
Restricted stock granted	209,891	$9.58	66,763	$8.98
Restricted stock vested	(87,513)	$9.08	(62,251)	$8.65
Restricted stock forfeited	—	$—	(5,000)	$6.75
Outstanding at end of period	188,891	$9.52	66,513	$8.76
Expected to vest at end of period	188,891	$9.52	66,513	$8.76

Restricted stock that vested during 2020 and 2019 had a fair value of $734 and $535, respectively.

Participants have the option to elect net settlement for restricted stock awards.  Under net settlement, the Company withholds shares of stock that would otherwise be delivered to the employee and remits cash equal to the fair value of shares withheld to the taxing authority to satisfy tax withholding obligations.  During 2020 and 2019, the Company withheld shares with a fair value of $28 and $68, respectively, related to the net settlement of restricted stock awards.

Note 17. Concentration of Credit Risk

During 2020 and 2019, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. During 2020 and 2019, the Company’s five most significant customers represented 16.4% and 17.4% of total revenue, respectively. At December 31, 2020 and 2019, accounts receivable from the Company’s five most significant customers were $1,633 and $3,230, respectively.

Note 18. Other Expense – Net

Other expense – net consisted of the following for the year ended December 31:

	2020	2019
Interest income	$(23)	$(11)
Foreign currency losses ̶ net	571	102
Other ̶ net	83	20
	$631	$111

Note 19. Segment and Geographic Information

The Company manages its business globally in a singular operating segment in which it develops, manufactures and markets 3D printing machines, 3D printed and other products, materials and services. Geographically, the Company conducts its business through wholly-owned subsidiaries in the United States, Germany, and Japan.

Geographic information for revenue was as follows (based on the country where the sale originated) for the year ended December 31:

	2020	2019
United States	$26,804	$20,897
Germany	24,217	20,966
Japan	8,232	11,413
	$59,253	$53,276

Geographic information for long-lived assets was as follows (based on the physical location of assets) at December 31:

	2020	2019
United States	$12,176	$12,519
Germany	3,851	21,821
Japan	5,273	4,555
	$21,300	$38,895

Refer to Note 8 and Note 11 for further discussion related to a sale-leaseback transaction associated with the Company’s European headquarters and operating facility in Gersthofen, Germany completed in February 2020 and the related impact on long-lived assets located in Germany during 2020.

Note 20. Subsequent Events

Termination of Canaccord Equity Distribution Agreement

On February 9, 2021, the Company terminated the Canaccord Equity Distribution Agreement. At the time of the termination of the agreement, the remaining maximum offering capacity was $9,269. There were no fees or penalties incurred by the Company in connection with the termination of this agreement.

Common Stock Offering

On February 10, 2021, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell up to 1,666,667 shares of its common stock at a public offering price of $54.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of its common stock at the public offering price, less underwriting discounts and commissions. Under the agreement, the Company agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. On February 11, 2021, the underwriters exercised their option to purchase 205,907 shares of the Company’s stock in full.

As a result of this common stock offering, during February 2021, the Company sold 1,872,574 shares of its common stock and received aggregate net proceeds to the Company of approximately $95,000 after underwriting discounts, commissions, legal and accounting fees, and other offering expenses payable by the Company.

Extinguishment of Building Note Payable

On February 26, 2021, the Company extinguished its building note payable (Note 14) in-full through cash payment of $1,199. The Company did not incur any prepayment penalties related to the extinguishment of the building note payable in advance of the maturity date (May 2027). At the extinguishment date, the net carrying amount of the building note payable was $1,185. As a result, the Company recognized a loss on the extinguishment of debt of $14, which represents the write-off of unamortized debt issuance costs, during the three months ended March 31, 2021.

Termination of Related Party Revolving Credit Facility

On March 5, 2021, the Company terminated the related party revolving credit facility (Note 13).  There were no penalties associated with the Company’s termination of the related party revolving credit facility. Due to the termination, the Company accelerated the amortization of the remaining debt issuance costs associated with the related party revolving credit facility, resulting in recognition of a $105 loss on the extinguishment of debt during the three months ended March 31, 2021.

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

Our management, with the participation of John F. Hartner, our Chief Executive Officer (“CEO”), and Douglas D. Zemba, our Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner to allow timely decisions regarding required disclosures.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020.

Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we concluded that there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A description of the previously identified material weaknesses in internal control over financial reporting is as follows:

-	We did not maintain adequate control over user access rights for a significant information technology system.
-	We did not maintain adequate control over application changes for a significant information technology system.
-	We did not maintain adequate control over pricing and discounts associated with sales of certain of our products.

During 2020, management developed and executed remediation plans intended to ensure our disclosure controls and procedures are effective.  This included a comprehensive evaluation of the people, processes, and systems responsible for each of the underlying control activities.  Based on the results of this evaluation, we redesigned and enhanced our existing internal control structure to address the previously identified material weaknesses. Through this process, updated internal controls policies, procedures and controls specifically designed to address the identified material weaknesses were communicated to all individuals responsible for the control activities related to the previously identified material weaknesses. Additionally, during 2020, we increased the size and capability of our finance and accounting function to facilitate execution of our remediation plan and improve our internal controls over financial reporting.

As a result of these remediation actions, management concluded that at December 31, 2020, the previously identified material weaknesses were remediated.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Termination of a Material Definitive Agreement

On March 5, 2021, the Company, as borrower, and ExOne Americas LLC and ExOne GmbH, as guarantors (collectively, the “Loan Parties”), terminated the Credit Agreement, as amended, with LBM, which had provided us a $10,000,000 revolving credit facility for working capital and general corporate purposes.  LBM is a related party based on common control by S. Kent Rockwell, the Chairman of the Board; Mr. Rockwell is the indirect sole owner of LBM.  A description of the revolving credit facility is provided in Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Revolving Credit Facility” in this Annual Report on Form 10-K and is incorporated herein by reference.  There were no outstanding borrowings under the revolving credit facility at the time of its termination, and we did not incur any penalties or fees associated with the termination.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Executive Officers of ExOne,” “Corporate Governance — Audit Committee” and “Corporate Governance — Code of Ethics and Business Conduct” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K and under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance —Independence of the Board and Committees” and “Transactions with Related Persons” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

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

Exhibit Number	Description	Method of Filing

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-185933) filed on January 8, 2013.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 of Form 8-K (#001-35806) filed on April 3, 2020.

4.1	Form of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form S-1 Registration Statement (#333-185933) filed on January 28, 2013.

4.2	Description of the Company’s Common Stock.	Incorporated by reference to Exhibit 4.2 to Form 10-K (#001-35806) filed on March 12, 2020.

10.1	2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.01 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.2	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (No. 333-187053) filed on March 5, 2013.

10.3	Form of Award Agreements under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.07.02 to Amendment No. 1 to Form S-1 Registration Statement (#333-185933) filed on January 24, 2013.

10.4	Form of Stock Bonus Award Agreement under 2013 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.26 to Form 10-K (#001-35806) filed on March 20, 2014.

10.5	Form of Executive Stock Purchase Program Notice of Inclusion.*	Filed herewith.

10.6	First Amendment to The ExOne Company 2013 Equity Incentive Plan dated November 3, 2020.*	Filed herewith.

10.7	Credit Agreement dated March 12, 2018 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Incorporated by reference to Exhibit 10.9 to Form 10-K (#001-35806) filed on March 15, 2018.

10.8	Escrow Agreement dated March 12, 2018 among the Company, LBM Holdings LLC and Huntington National Bank.	Incorporated by reference to Exhibit 10.10 to Form 10-K (#001-35806) filed on March 15, 2018.

10.9	First Amendment to Credit Agreement dated February 18, 2020 among the Company, ExOne Americas LLC, ExOne GmbH and LBM Holdings LLC.	Incorporated by reference to Exhibit 10.13 to Form 10-K (#001-35806) filed on March 12, 2020.

10.10	Form of Indemnification Agreement for Officers and Directors.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-35806) filed on March 29, 2013.

10.11	Change of Control Severance Plan, as amended August 8, 2018.*	Incorporated by reference to Exhibit 10.1 to Form 10-Q (#001-35806) filed on November 8, 2018.

10.12	Letter Agreement dated October 25, 2018 between the Company and John F. Hartner.*	Incorporated by reference to Exhibit 10.13 to Form 10-K (#001-35806) filed on March 15, 2019.

10.13	Employment Agreement dated May 15, 2019 between the Company and John F. Hartner.*	Incorporated by reference to Exhibit 10.1 to Form 10-Q (#001-35806) filed on August 7, 2019.

10.14	First Amendment to Employment Agreement dated April 3, 2020 between the Company and John F. Hartner.*	Incorporated by reference to Exhibit 10.2 on Form 10-Q (#001-35806) filed May 7, 2020

10.15	Lease Agreement for Commercial Premises dated December 10, 2019 between ExOne GmbH and Solidas Immobilien und Grundbesitz GmbH.	Incorporated by reference to Exhibit 10.12 to Form 10-K (#001-35806) filed on March 12, 2020.

10.16	Credit Agreement dated February 24, 2020 between Sparkasse and ExOne GmbH.	Incorporated by reference to Exhibit 10.14 to Form 10-K (#001-35806) filed on March 12, 2020.

10.17	Promissory Note (Paycheck Protection Program Loan) dated April 18, 2020 in favor of The Huntingdon National Bank.	Incorporated by reference to Exhibit 10.4 on Form 10-Q (#001-35806) filed May 7, 2020.

10.18	Underwriting Agreement dated as of February 10, 2021, by and among the Company, Canaccord Genuity LLC and Stifel, Nicolaus & Company, Incorporated, as Representatives for the several Underwriters.	Incorporated by reference to Exhibit 10.1 on Form 8-K (#001-35806) filed on February 12, 2021.

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Schneider Downs & Co., Inc.	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101	Inline Interactive Data File.	Filed herewith.

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2020, which is available on our corporate website at www.exone.com. Stockholders may also obtain copies of exhibits without charge by contacting our General Counsel and Corporate Secretary at (724) 863-9663.

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

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer

Date:	March 11, 2021

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ John F. Hartner	March 11, 2021	Director and Chief Executive Officer (Principal Executive Officer)
John F. Hartner

/s/ Douglas D. Zemba	March 11, 2021	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Douglas D. Zemba

/s/ S. Kent Rockwell	March 11, 2021	Director
S. Kent Rockwell

/s/ John Irvin	March 11, 2021	Director
John Irvin

/s/ Gregory F. Pashke	March 11, 2021	Director
Gregory F. Pashke

/s/ Lloyd A. Semple	March 11, 2021	Director
Lloyd A. Semple

/s/ William Strome	March 11, 2021	Director
William Strome

/s/ Roger Thiltgen	March 11, 2021	Director
Roger Thiltgen

/s/ Bonnie K. Wachtel	March 11, 2021	Director
Bonnie K. Wachtel