Form 10-Q
period 2021-03-31
ExOne Co
filed 2021-05-17
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 22,216,497 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$13,021	$13,383
Cost of sales	11,021	9,754
Gross profit	2,000	3,629
Operating expenses
Research and development	2,624	2,476
Selling, general and administrative	5,893	6,163
Gain from sale-leaseback of property and equipment	—	(1,462)
	8,517	7,177
Loss from operations	(6,517)	(3,548)
Other expense (income)
Interest expense	160	64
Other (income) expense ̶ net	(125)	(190)
	35	(126)
Loss before income taxes	(6,552)	(3,422)
(Benefit) provision for income taxes	(412)	226
Net loss	$(6,140)	$(3,648)
Net loss per common share:
Basic	$(0.29)	$(0.22)
Diluted	$(0.29)	$(0.22)
Comprehensive loss:
Net loss	$(6,140)	$(3,648)
Other comprehensive loss:
Foreign currency translation adjustments	(1,120)	(838)
Comprehensive loss	$(7,260)	$(4,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$137,321	$49,668
Restricted cash	955	508
Accounts receivable ̶ net	4,825	5,225
Current portion of net investment in sales-type leases ̶ net	233	229
Inventories ̶ net	23,015	20,562
Prepaid expenses and other current assets	6,724	4,451
Total current assets	173,073	80,643
Property and equipment ̶ net	21,429	21,300
Operating lease right-of-use assets	3,429	4,043
Net investment in sales-type leases ̶ net of current portion ̶ net	449	509
Other noncurrent assets	460	794
Total assets	$198,840	$107,289
Liabilities
Current liabilities:
Current portion of long-term debt	$1,949	$1,622
Current portion of operating lease liabilities	1,897	1,958
Accounts payable	6,158	4,501
Accrued expenses and other current liabilities	5,452	4,978
Current portion of contract liabilities	14,877	13,586
Total current liabilities	30,333	26,645
Long-term debt ̶ net of current portion	245	1,783
Operating lease liabilities ̶ net of current portion	1,532	2,085
Contract liabilities ̶ net of current portion	248	159
Other noncurrent liabilities	258	314
Total liabilities	32,616	30,986
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 22,030,401 (2021) and 20,009,157 (2020) shares issued and outstanding	220	200
Additional paid-in capital	315,274	218,113
Accumulated deficit	(138,012)	(131,872)
Accumulated other comprehensive loss	(11,258)	(10,138)
Total stockholders' equity	166,224	76,303
Total liabilities and stockholders' equity	$198,840	$107,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(6,140)	$(3,648)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	993	923
Equity-based compensation	282	292
Amortization of debt issuance costs	7	19
(Recoveries) provision for bad debts ̶ net	(47)	51
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	129	22
Foreign exchange gains on intercompany transactions ̶ net	(136)	(165)
Gain from sale-leaseback of property and equipment	—	(1,462)
Deferred income taxes	—	195
Loss on extinguishment of debt	119	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in accounts receivable	311	1,487
Decrease (increase) in net investment in sales-type leases	56	(50)
Increase in inventories	(3,500)	(2,146)
Increase in prepaid expenses and other assets	(1,389)	(674)
Increase (decrease) in accounts payable	1,549	(1,408)
Increase (decrease) in accrued expenses and other liabilities	395	(24)
Increase in contract liabilities	1,468	1,849
Net cash used for operating activities	(5,903)	(4,739)
Investing activities
Capital expenditures	(1,067)	(338)
Proceeds from sale of property and equipment	—	16,228
Net cash (used for) provided by investing activities	(1,067)	15,890
Financing activities
Payments on long-term debt	(1,226)	(39)
Proceeds from exercise of employee stock options	1,100	—
Proceeds from common stock offerings, net of issuance costs	95,446	—
Other	(6)	(3)
Net cash provided by (used for) financing activities	95,314	(42)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(244)	(31)
Net change in cash, cash equivalents, and restricted cash	88,100	11,078
Cash, cash equivalents, and restricted cash at beginning of period	50,176	6,243
Cash, cash equivalents, and restricted cash at end of period	$138,276	$17,321
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$975	$852
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$629	$823
Property and equipment included in accounts payable	$310	$56
Common stock offering issuance costs included in accounts payable	$158	$—
Unsettled proceeds from exercise of employee stock options included in prepaid expenses and other current assets	$340	$—
Debt issuance costs included in accounts payable	$—	$41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388

Balance at December 31, 2020	20,009	$200	$218,113	$(131,872)	$(10,138)	$76,303
Net loss	—	—	—	(6,140)	—	(6,140)
Other comprehensive loss	—	—	—	—	(1,120)	(1,120)
Equity-based compensation	—	—	282	—	—	282
Exercise of employee stock options	111	1	1,439	—	—	1,440
Common stock issued from equity incentive plan	37	—	—	—	—	—
Common stock offering, net of issuance costs	1,873	19	95,440	—	—	95,459
Balance at March 31, 2021	22,030	$220	$315,274	$(138,012)	$(11,258)	$166,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per-share and share amounts)

Note 1. Basis of Presentation

Organization

The ExOne Company (“ExOne”) is a corporation organized under the laws of the state of Delaware. ExOne was formed on January 1, 2013, when The Ex One Company, LLC, a Delaware limited liability company, merged with and into a Delaware corporation, which survived and changed its name to The ExOne Company (the “Reorganization”). As a result of the Reorganization, The Ex One Company, LLC became ExOne, the common and preferred interest holders of The Ex One Company, LLC became holders of common stock and preferred stock, respectively, of ExOne, and the subsidiaries of The Ex One Company, LLC became the subsidiaries of ExOne. The condensed consolidated financial statements include the accounts of ExOne, and its wholly-owned subsidiaries, ExOne Americas LLC (United States); ExOne GmbH (Germany); ExOne Property GmbH (Germany); and ExOne KK (Japan). Collectively, the consolidated group is referred to as the “Company”.

Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP.

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

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic (“COVID-19”) and recommended containment and mitigation measures worldwide. The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, the Company was required to temporarily close its operations at its North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, the Company has incurred incremental costs associated with protecting the health and safety of the Company’s global workforce, enhanced sanitization of the Company’s global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of the Company’s 3D printing machines, resulting in negative impacts to the Company’s financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on the Company’s business remain uncertain. The Company is unable to predict the impact that COVID-19 will have on its future financial position, results of operations and cash flows.

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

Note 2. Common Stock Offerings

In September 2020, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Terms of the Equity Distribution Agreement required a 3.0% commission on the sale of ExOne common stock as well as the reimbursement of certain expenses incurred by Canaccord. The Company did not sell any shares under the Equity Distribution Agreement during the three months ended March 31, 2021.

In February 2021, the Company terminated the Equity Distribution Agreement. At the time of the termination of the agreement, the remaining maximum offering capacity was $9,269. There were no fees or penalties incurred by the Company in connection with the termination of the Equity Distribution Agreement.

In February 2021, following the termination of the Equity Distribution Agreement, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell up to 1,666,667 shares of its common stock at a public offering price of $54.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of its common stock at the public offering price, less underwriting discounts and commissions. Under the agreement, the Company agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. The underwriters exercised their option to purchase 205,907 shares of the Company’s stock in-full.

As a result of this common stock offering, during February 2021, the Company sold 1,872,574 shares of its common stock and received net proceeds (after deducting underwriting discounts and commissions) of $95,725. During the three months ended March 31, 2021, the Company incurred expenses (other than underwriting discounts and commissions) associated with the common stock offering of $266. At March 31, 2021, $158 of the expenses remained unpaid (including in accounts payable in the accompanying condensed consolidated balance sheet).

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(10,138)	$(11,483)
Other comprehensive loss	(1,120)	(838)
Balance at end of period	$(11,258)	$(12,321)

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

Note 4. Loss Per Share

The Company presents basic and diluted loss per common share amounts. Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the applicable period.

As the Company incurred a net loss during each of the three months ended March 31, 2021 and 2020, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (535,164 – 2021 and 838,383 – 2020) and unvested restricted stock issued (151,391 – 2021 and 68,513 – 2020), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(6,140)	$(3,648)
Weighted average shares outstanding (basic and diluted)	21,043,287	16,369,390
Net loss per common share:
Basic	$(0.29)	$(0.22)
Diluted	$(0.29)	$(0.22)

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

The Company’s revenue from service arrangements includes deferred maintenance contracts and extended warranties that can be purchased at the customer’s option. The Company generally provides a standard one-year warranty on the Company’s 3D printing machines, which is considered an assurance type warranty, and not considered a separate performance obligation (Note 8). Revenue associated with deferred maintenance contracts is generally recognized at a point in time when the related services are performed where sufficient historical evidence indicates that the costs of performing the related services under the contract are not incurred on a straight-line basis, with such revenue recognized in proportion to the costs expected to be incurred. Revenue associated with extended warranties is generally recognized over time on a straight-line basis over the related contract period.

The Company generates certain revenues through the sale of research and development services. Revenue under research and development service contracts is generally recognized over time where progress is measured in a manner that reflects the transfer of control of the promised goods or services to the customer. Depending on the facts and circumstances surrounding each research and development service contract, revenue is recognized over time using either an input measure (based on the entity’s direct costs incurred in an effort to satisfy the performance obligations) or an output measure (specifically units or parts delivered, based upon certain customer acceptance and delivery requirements).

A portion of the Company’s service revenue is generated through contracts with the federal government under fixed-fee, cost reimbursable and time and materials arrangements (certain of which may have periods of performance greater than one year). Revenue under these contracts is generally recognized over time using an input measure based upon direct costs incurred.

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
3D printing machines	$4,905	$6,317
3D printed and other products, materials and services	8,116	7,066
	$13,021	$13,383

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

For the three months ended March 31, 2021, the Company recognized revenue of $2,458 related to contract liabilities at January 1, 2021. There were no other significant changes in contract liabilities during the three months ended March 31, 2021. Contract assets were not significant during the three months ended March 31, 2021.

As of March 31, 2021, the Company had approximately $47,800 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $40,200 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (Note 1) including, but not limited to, international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $503 and $576, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded net (recoveries) provision for bad debts of $(47) and $51, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$137,321	$49,668
Restricted cash	955	508
Cash, cash equivalents, and restricted cash	$138,276	$50,176

Restricted cash at both March 31, 2021 and December 31, 2020 included $508 associated with cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Restricted cash at March 31, 2021 included $447 associated with cash collateral required by a German bank for short-term financial guarantees and letters of credit issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 9).

Each of the balances described above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
Raw materials and components	$10,875	$9,436
Work in process	5,281	4,797
Finished goods	6,859	6,329
	$23,015	$20,562

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

At March 31, 2021 and December 31, 2020, the allowance for slow-moving and obsolete inventories was $2,702 and $2,678, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$2,678	$3,443
Provision for slow-moving and obsolete inventories ̶ net	129	22
Reductions for sale, consumption or scrap of previously reserved amounts	(1)	(36)
Foreign currency translation adjustments	(104)	(59)
Balance at end of period	$2,702	$3,370

Note 8. Product Warranty Reserves

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

The following table summarizes changes in product warranty reserves, which amounts were reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$1,335	$866
Provisions for new issuances	362	276
Payments	(705)	(344)
Reserve adjustments	212	20
Foreign currency translation adjustments	(32)	(8)
Balance at end of period	$1,172	$810

Note 9. Contingencies and Commitments

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. The credit facility provides a capacity amount of $4,105 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security.  The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transaction requiring security for amounts up to $1,173 (€1,000).  Amounts in excess of $1,173 (€1,000) require cash collateral under the credit facility.

At March 31, 2021, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were $1,619 (€1,381), with expiration dates ranging from June 2021 through March 2023. At March 31, 2021, cash collateral of $447 (€381) was required for financial guarantees and letters of credit issued under the credit facility (included in restricted cash in the accompanying condensed consolidated balance sheet). At December 31, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $928 (€756). At December 31, 2020, no cash collateral was required for financial guarantees and letters of credit issued under the credit facility.

Note 10. Related Party Revolving Credit Facility

On March 12, 2018, the Company and its ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was the Executive Chairman of the Company (a related party) at such date and is currently Chairman of the Company, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to the Company for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points. The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Under the terms of the amended credit facility, the Company could make prepayments against outstanding borrowings, reduce the credit commitment or terminate the credit commitment at any time without penalty.

The Company incurred $265 in debt issuance costs associated with the inception of the credit facility (including the aforementioned up-front commitment fee paid at closing to LBM) and $49 in debt issuance costs associated with the Amendment.

On March 5, 2021, the Company terminated the related party revolving credit facility.  There were no penalties associated with the Company’s termination of the related party revolving credit facility. Due to the termination, the Company accelerated the amortization of the remaining debt issuance costs associated with the related party revolving credit facility, resulting in recognition of a $105 loss on the extinguishment of debt during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company recorded interest expense related to the credit facility of $129, comprised of the aforementioned $105 loss on extinguishment of debt, $18 associated with the commitment fee on the unused portion of the revolving credit facility and $6 associated with the amortization of debt issuance costs.

During the three months ended March 31, 2020, the Company recorded interest related to the credit facility of $45, comprised of $27 associated with the commitment fee on the unused portion of the revolving credit facility and $18 associated with the amortization of debt issuance costs.

There were no borrowings under the credit facility during the three months ended March 31, 2021 or 2020.

Note 11. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$2,194	$—	$2,194	$2,194	$—	$2,194
Building note payable	—	—	—	1,226	(15)	1,211
Less: Amount due within one year	(1,949)	—	(1,949)	(1,626)	4	(1,622)
	$245	$—	$245	$1,794	$(11)	$1,783

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

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would have been due and payable monthly through the Maturity Date. Subsequent to the Company entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 2020 to August 2021.  The Note may be prepaid by the Company at any time prior to maturity without penalty. If the Company defaults on the Note, the Lender may, at its option, accelerate the maturity of the Company’s obligations under the Note.

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

On May 21, 2012, the Company entered into a building note payable with an unrelated United States bank. Terms of the building note payable included monthly payments of $18, including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027.

On February 26, 2021, the Company extinguished its building note payable in-full through cash payment of $1,199. The Company did not incur any prepayment penalties related to the extinguishment of the building note payable in advance of the maturity date (May 2027). At the extinguishment date, the net carrying amount of the building note payable was $1,185. As a result, during the three months ended March 31, 2021, the Company recognized a loss on the extinguishment of debt of $14 (included in interest expense in the accompanying condensed statement of consolidated operations and comprehensive loss), which represents the write-off of unamortized debt issuance costs.

Future maturities of long-term debt at March 31, 2021, were as follows:

2021	$1,217
2022	977
$2,194

At March 31, 2021 and December 31, 2020, the fair value of long-term debt was $2,141 and $3,382, respectively.  The fair value of long-term debt has been estimated by management based on the consideration of applicable interest rates, including certain instruments at variable or floating rates and the nominal fixed interest rate (1.0%) associated with the Company’s PPP Loan and other available information (including quoted prices of similar instruments available to the Company).  The fair value of long-term debt was measured using inputs categorized within Level 2 of the fair value hierarchy.

Note 12. Income Taxes

The (benefit) provision for income taxes for the three months ended March 31, 2021 and 2020 was ($412) and $226, respectively. The Company has completed a discrete period computation of its (benefit) provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2021 and 2020 was 6.3% (benefit on a loss) and 6.6% (provision on a loss), respectively.

For the three months ended March 31, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan.  During the three months ended March 31, 2021, the Company received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Note 13. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At March 31, 2021, 494,087 shares remained available for future issuance under the Plan.

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

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Annual Incentive Program (the “2021 Program”) as a subplan under the Plan.  The 2021 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others.  The target annual incentive for each 2021 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial and/or individual performance goals (as approved by the Compensation Committee of the Board).  The Compensation Committee of the Board retained negative discretion over amounts payable under the 2021 Program.  During the three months ended March 31, 2021, the Company recorded $22 in equity-based compensation expense based on the estimated outcome of the defined financial and individual goals for 2021 under the 2021 Program.

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Executive Stock Performance Program (the “ESPP”) as a subplan under the Plan.  The ESPP provided an opportunity for senior executive officers of the Company to earn performance-based compensation based on the performance of the Company’s common stock over a one-year period ending December 31, 2021. During the three months ended March 31, 2021, the Company recorded $14 in equity-based compensation expense based on the estimated fair value of the equity-based compensation awards expected to be granted under the ESPP.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Equity-based compensation expense recognized:
Stock options	$90	$145
Restricted stock	150	141
Other(a)	42	6
Total equity-based compensation expense before income taxes	282	292
Benefit for income taxes(b)	—	—
Total equity-based compensation expense net of income taxes	$282	$292

(a)

For 2021, Other represents expense associated with the 2021 Program, the ESPP, and certain employee contractual amounts to be settled in equity. For 2020, Other represents activity associated with certain employee contractual amounts to be settled in equity.

(b)	The Benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on recorded valuation allowances against net deferred tax assets.

At March 31, 2021, total future compensation expense related to unvested awards yet to be recognized by the Company was $291 for stock options and $1,213 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2021:

Weighted average fair value per stock option	$19.04
Volatility	71.1%
Average risk-free interest rate	0.5%
Dividend yield	0.0%
Expected term (years)	3.5

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

The activity for stock options was as follows for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	641,232	$9.80	$4.74	854,259	$9.34	$4.49
Stock options granted	4,500	$38.22	$19.04	—	$—	$—
Stock options exercised	(110,568)	$13.02	$7.38	—	$—	$—
Stock options forfeited	—	$—	$—	(6,876)	$7.01	$2.84
Stock options expired	—	$—	$—	(9,000)	$10.89	$5.82
Outstanding at end of period	535,164	$9.38	$4.31	838,383	$9.35	$4.49
Exercisable at end of period	391,692	$9.66	$4.60	499,139	$10.74	$5.52
Expected to vest at end of period	143,472	$8.61	$3.52	339,244	$7.30	$2.96

At March 31, 2021, intrinsic value associated with stock options exercisable and expected to vest was $8,500 and $3,296, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at March 31, 2021, was 2.8 years and 3.8 years, respectively. Stock options with an aggregate intrinsic value of $3,597 were exercised by employees during the three months ended March 31, 2021, resulting in proceeds to the Company from the exercise of stock options of $1,440 (of which, at March

31, 2021, $340 remained unsettled and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet). The Company recorded no income tax benefit related to these exercises. There were no stock option exercises during the three months ended March 31, 2020.

The activity for restricted stock was as follows for the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	188,891	$9.52	66,513	$8.76
Restricted stock granted	—	$—	37,500	$7.12
Restricted stock vested	(37,500)	$7.12	(35,500)	$9.63
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	151,391	$10.12	68,513	$7.41
Restricted stock expected to vest at end of period	151,391	$10.12	68,513	$7.41

Restricted stock that vested during the three months ended March 31, 2021 and 2020, had a fair value of $1,505 and $248, respectively.

Note 14. Concentration of Credit Risk

During the three months ended March 31, 2021 and 2020, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended March 31, 2021 and 2020, the Company’s five most significant customers represented 33.3% and 33.1% of total revenue, respectively. At March 31, 2021 and December 31, 2020, accounts receivable from the Company’s five most significant customers were $1,224 and $1,775, respectively.

Note 15. Other (Income) Expense – Net

Other (income) expense – net consisted of the following for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Interest income	$(3)	$(12)
Foreign currency gains ̶ net	(136)	(165)
Other – net	14	(13)
	$(125)	$(190)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per-share amounts)

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In addition to items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the COVID-19 outbreak and the related economic repercussions and operational challenges; our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and our competitive position; our ability to enhance our current three-dimensional (“3D”) printing machines and technology and to develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which we can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of customer specific terms in machine sale agreements in determining the period in which we recognize revenue; risks related to global operations including effects of foreign currency and COVID-19; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, cyberattacks, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers (“EACs”); the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, and other matters with regard to outlook; and other factors beyond our control, including the impact of COVID-19.

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

The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, we were required to temporarily close our operations at our North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, we have incurred incremental costs associated with protecting the health and safety of our global workforce, enhanced sanitization of our global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery and installation of our 3D printing machines, resulting in negative impacts to our financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on our business remain uncertain. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends as a result of COVID-19 which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the first quarter of 2021 with a backlog balance of approximately $47,800. We expect the combination of our backlog at March 31, 2021 and an acceleration in market adoption of our binder jetting technology, including our latest printer platforms (our X1 25Pro, X1 160Pro and InnoventPro® for metal applications and S-Max Pro for sand applications), to provide the basis for our operating stability and growth in 2021 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19.

Additionally, in February 2021, we announced the ExOne Metal DesignlabTM printer and X1F advanced sintering furnace in an exclusive partnership with Rapidia, a Vancouver, Canada-based technology company. This partnership allows us to expand our metal printing offerings to include an office-friendly solution that carries certain technological advantages (including proprietary materials and processing efficiency) and includes a complementary advanced sintering furnace designed by Rapidia that additionally pairs with certain of our binder jetting platforms. We expect to begin delivery of Metal Designlab units to market beginning in the second quarter of 2021.

Based on an increased levels of customer awareness and demand in additive manufacturing technologies, and our enhanced liquidity position (further discussed below) we expect to invest further in our production, development and commercial infrastructure during the remainder of 2021 in an effort to drive our future growth.

Backlog

At March 31, 2021, our backlog was approximately $47,800 of which approximately $40,200 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above) including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19 which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2020, our backlog was approximately $39,400 and at March 31, 2020 our backlog was approximately $33,800.

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

Results of Operations

Net Loss

Net loss for the three months ended March 31, 2021 was $6,140, or $0.29 per basic and diluted share, compared with a net loss of $3,648, or $0.22 per basic and diluted share, for the three months ended March 31, 2020. The increase in our net loss was principally due to a decrease in gross profit (further described below) and the absence of a gain of $1,462 recognized during the three months ended March 31, 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended
	March 31,
	2021		2020
3D printing machines	$4,905	37.7%	$6,317	47.2%
3D printed and other products, materials and services	8,116	62.3%	7,066	52.8%
	$13,021	100.0%	$13,383	100.0%

Revenue for the three months ended March 31, 2021 was $13,021, compared with revenue of $13,383 for the three months ended March 31, 2020, a decrease of $362, or 2.7%. The decrease in revenue resulted from a decrease in revenue attributable to our 3D printing machines product group, partially offset by an increase in revenue attributable to our 3D printed and other products, materials and services product group.

The decrease in revenues from 3D printing machines of $1,412 for the three months ended March 31, 2021, or 22.4%, as compared to the same period in the prior year, resulted primarily from lower volumes (seven units sold during the three months ended March 31, 2021 versus 14 units sold during the three months ended March 31, 2020), partially offset by a favorable mix of machines sold.

The increase in revenues from 3D printed and other products, materials and services for the three months ended March 31, 2021 of $1,050, or 14.9%, resulted primarily from an increase in aftermarket revenues of $639 based on growth in our global installed base of 3D printing machines and an increase of $633 associated with funded research and development arrangements primarily due to a healthcare project commencing during the fourth quarter of 2020. Offsetting these increases were reductions in revenues of $189 from our global EACs, primarily based on lower customer demand for indirect printed products.

Revenue for both product groups was impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to the negative macroeconomic effects.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2021 was $11,021, compared with cost of sales of $9,754 for the three months ended March 31, 2020, an increase of $1,267, or 13.0%. Gross profit for the three months ended March 31, 2021 was $2,000, compared with gross profit of $3,629 for the three months ended March 31, 2020, a decrease of $1,629. Gross profit percentage was 15.4% for the three months ended March 31, 2021, compared with 27.1% for the three months ended March 31, 2020.

The decrease in gross profit was primarily due to lower realized pricing on products, unfavorable warranty experience, and an increase in net charges for slow-moving and obsolete inventories between periods.

Research and Development

Research and development expenses for the three months ended March 31, 2021 were $2,624, compared with research and development expenses of $2,476 for the three months ended March 31, 2020, an increase of $148, or 6.0%. The increase in research and development expenses was primarily due to an increase of $179 in depreciation expense based on the recognition of accelerated depreciation of a 3D printing machine used for research and development as a result of a technical evaluation undertaken during the period and an increase of $102 in material related costs based primarily on increases in machine development spending. Offsetting these increases was a reduction in travel-related costs associated with COVID-19 of $55 and a reduction in consulting and professional fees of $54.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2021 were $5,893, compared with selling, general and administrative expenses of $6,163 for the three months ended March 31, 2020, a decrease of $270, or 4.4%. The decrease in selling, general and administrative expenses was principally due to decreases associated with COVID-19, including employee-related costs of $262 and travel-related expenses of $183, as well as a net recovery for bad debts of $47 for the three months ended March 31, 2021 as compared to bad debt expense of $51 for the three months ended March 31, 2020. Offsetting these decreases was an increase in consulting and professional fees of $179.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $160, compared with interest expense of $64 for the three months ended March 31, 2020, an increase of $96, or 150.0%. The increase in interest expense was principally due to a $105 loss on the extinguishment of debt recognized due to the termination of our related party revolving credit facility during the three months ended March 31, 2021 and a $14 loss on extinguishment of debt due to the extinguishment of our building note payable during the three-months ended March 31, 2021. Offsetting these increases was lower interest associated with the related party revolving credit facility (including lower debt issuance cost amortization) following amendment of the Credit Agreement in February 2020.

Other (Income) Expense – Net

Other (income) expense – net for the three months ended March 31, 2021 was ($125), compared with other (income) expense – net of ($190) for the three months ended March 31, 2020. The change of $65 was principally due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes for the three months ended March 31, 2021 and 2020 was ($412) and $226, respectively. We have completed a discrete period computation of our (benefit) provision for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended March 31, 2021 and 2020 was 6.3% (benefit on a loss) and 6.6% (provision on a loss), respectively.

For the three months ended March 31, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan. During the three months ended March 31, 2021, we received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $6,140 for the three months ended March 31, 2021. At March 31, 2021, we had $137,321 in unrestricted cash and cash equivalents.

Common Stock Offerings

Since our inception we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) of $303,255 to fund our operations.

In September 2020, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Terms of the Equity Distribution Agreement required a 3.0% commission on the sale of our common stock as well as the reimbursement of certain expenses incurred by Canaccord.  We did not sell any shares under the Equity Distribution Agreement during the three months ended March 31, 2021.

In February 2021, we terminated the Equity Distribution Agreement. At the time of the termination of the agreement, the remaining maximum offering capacity was $9,269. There were no fees or penalties incurred by us in connection with the termination of the Equity Distribution Agreement.

In February 2021, following the termination of the Equity Distribution Agreement, we entered into an underwriting agreement pursuant to which we agreed to issue and sell up to 1,666,667 shares of its common stock at a public offering price of $54.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of its common stock at the public offering price, less underwriting discounts and commissions. Under the agreement, we agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. The underwriters exercised their option to purchase 205,907 shares of our stock in-full.

As a result of this common stock offering, during February 2021, we sold 1,872,574 shares of our common stock and received net proceeds (after deducting underwriting discounts and commissions) of $95,725. During the three months ended March 31, 2021, we incurred expenses (other than underwriting discounts and commissions) associated with the common stock offering of $266.

Related Party Revolving Credit Facility

On March 12, 2018, we and our ExOne Americas LLC and ExOne GmbH subsidiaries, as guarantors (collectively, the “Loan Parties”), entered into a Credit Agreement and related ancillary agreements with LBM Holdings, LLC (“LBM”), a company controlled by S. Kent Rockwell, who was our Executive Chairman (a related party) at such date and is currently our Chairman, relating to a $15,000 revolving credit facility (the “Credit Agreement”) to provide additional funding to us for working capital and general corporate purposes. The Credit Agreement provided a credit facility for a term of three years (through March 12, 2021), bearing interest at a rate of one-month LIBOR plus an applicable margin of 500 basis points. The Credit Agreement required a commitment fee of 75 basis points, or 0.75%, on the unused portion of the facility, payable monthly in arrears. In addition, an up-front commitment fee of 125 basis points, or 1.25% ($188), was required at closing. Borrowings under the Credit Agreement were collateralized by the accounts receivable, inventories and machinery and equipment of the Loan Parties.

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

Under the terms of the amended credit facility, we could make prepayments against outstanding borrowings, reduce the credit commitment or terminate the credit commitment at any time without penalty.

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

There were no borrowings under the credit facility during the three months ended March 31, 2021 or 2020.

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

Pursuant to the terms of the Note, the Loan bears interest at a rate of 1.00% per annum and matures on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would have been due and payable monthly through the Maturity Date. Subsequent to us entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 2020 to August 2021. The Note may be prepaid by us at any time prior to maturity without penalty. If we default on the Note, the Lender may, at its option, accelerate the maturity of our obligations under the Note.

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

Building Note Payable

On May 21, 2012, we entered into a building note payable with an unrelated United States bank. Terms of the building note payable included monthly payments of $18, including interest at 4.00% through May 2017, and subsequently, monthly payments of $19 including interest at the monthly average yield on United States Treasury Securities plus 3.25% for the remainder of the term through May 2027.

On February 26, 2021, we extinguished our building note payable in-full through cash payment of $1,199. We did not incur any prepayment penalties related to the extinguishment of the building note payable in advance of the maturity date (May 2027). At the extinguishment date, the net carrying amount of the building note payable was $1,185. As a result, during the three months ended March 31, 2021, we recognized a loss on the extinguishment of debt of $14 (included in interest expense in the accompanying condensed statement of consolidated operations and comprehensive loss), which represents the write-off of unamortized debt issuance costs.

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances at the end of each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Net cash used for operating activities	$(5,903)	$(4,739)
Net cash (used for) provided by investing activities	(1,067)	15,890
Net cash provided by (used for) financing activities	95,314	(42)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(244)	(31)
Net change in cash, cash equivalents, and restricted cash	$88,100	$11,078

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$137,321	$49,668
Restricted cash	955	508
Cash, cash equivalents, and restricted cash	$138,276	$50,176

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2021 was $5,903, compared with net cash used for operating activities of $4,739 for the three months ended March 31, 2020. The increase in net cash outflows of $1,164 was due principally to an increase in our net loss, net of noncash items, as well as an unfavorable change in our net working capital. Unfavorable changes in net working capital are due to a decrease in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales) and an increase in net cash outflows related to inventory purchases (consistent with our growth in backlog). Unfavorable changes in net working capital were partially offset by an increase in net cash inflows related to the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2021 was $1,067, compared with net cash provided by investing activities of $15,890 for the three months ended March 31, 2020.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

For the three months ended March 31, 2020, net cash provided by investing activities included $16,228 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

We expect our remaining 2021 capital expenditures to be limited to spending associated with sustaining our strategic operations and strategic asset acquisition and deployment (estimated spending during the remainder of 2021 of approximately $2,500 to $3,500).

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $95,314, compared with net cash used for financing activities of $42 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, net cash provided by financing activities included cash inflows of $95,446 in proceeds from our common stock offering, net of issuance costs (further discussed above) and $1,100 in proceeds from the exercise of stock options by employees, partially offset by $1,226 in cash outflows associated with the extinguishment of the building note payable (further discussed above).

For the three months ended March 31, 2020, net cash used for financing activities included payments on long-term debt.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2020 to March 31, 2021:

Restricted cash increased by $447 due to an increase in financial guarantees and letters of credit issued through our credit facility with a German bank, resulting in an increase in required cash collateral associated with those financial guarantees and letters of credit.

Accounts receivable decreased by $400 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $2,453 consistent with our growth in backlog. Inventories have also been impacted (primarily the increase in finished goods inventories) as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Prepaid expenses and other current assets increased by $2,273, mostly due to increases in prepayments to suppliers for 3D printing machine components and subassemblies, prepaid insurance (based on the timing of payments to providers as compared to the period of coverage) and foreign tax refund receivables (related to the carryback of net operating losses in Japan).

Property and equipment – net increased by $129, mostly due to capital expenditures of $1,312 and net transfers of 3D printing machines from inventory to property and equipment of $346, partially offset by decreases due to depreciation expense of $993 recognized during the period. The remaining decrease was primarily due to the effect of changes in foreign exchange rates on property and equipment balances recorded in Germany and Japan.

Operating lease right-of-use assets decreased by $614, principally due to the amortization of the right-of-use asset associated with the lease for our European headquarters and operating facility in Gersthofen, Germany during the period.

Accounts payable increased by $1,657 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities increased by $474, principally due to an increase in accrued salaries and accrued vacation resulting from increased headcount, partially offset by a net decrease in product warranty reserves.

Operating lease liabilities decreased by $614, principally due to payments made under the lease agreement for our European headquarters and operating facility in Gersthofen, Germany during the period.

Contract liabilities increased $1,380 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank.

At March 31, 2021, total outstanding financial guarantees and letters of credit issued by us were $1,713 (€1,461), of which $1,619 (€1,381) were issued through the credit facility with a German bank. Cash collateral of $447 (€381) was required for financial guarantees and letters of credit issued under the credit facility. The outstanding financial guarantees and letters of credit include expiration dates ranging from June 2021 through March 2023.

At December 31, 2020, total outstanding financial guarantees and letters of credit issued by us were $1,026 (€836). At December 31, 2020, no cash collateral was required for financial guarantees and letters of credits issued under the credit facility.

For further discussion related to financial guarantees and letters of credit issued by ExOne GmbH, refer to Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Guidance

Refer to Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are not required to provide the information under this item.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Exhibit Number	Description	Method of Filing

10.1	Underwriting Agreement dated as of February 10, 2021, by and among the Company, Canaccord Genuity LLC and Stifel, Nicolaus & Company, Incorporated, as Representative for the several Underwriters.	Incorporated by reference to Exhibit 10.1 on Form 8-K (#001-35806) filed on February 12, 2021.

10.2	Form of Executive Stock Performance Program Notice of Inclusion.	Incorporated by reference to Exhibit 10.5 on Form 10-K (#001-35806) filed on March 11, 2021.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2021

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 17, 2021