Form 10-Q
period 2021-06-30
ExOne Co
filed 2021-08-11
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, 22,218,142 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$18,782	$11,099	$31,803	$24,482
Cost of sales	13,906	8,009	24,927	17,763
Gross profit	4,876	3,090	6,876	6,719
Operating expenses
Research and development	3,008	2,369	5,632	4,845
Selling, general and administrative	7,198	4,488	13,091	10,651
Gain from sale-leaseback of property and equipment	—	—	—	(1,462)
	10,206	6,857	18,723	14,034
Loss from operations	(5,330)	(3,767)	(11,847)	(7,315)
Other expense
Interest expense	7	53	167	117
Other expense ̶ net	236	195	111	5
	243	248	278	122
Loss before income taxes	(5,573)	(4,015)	(12,125)	(7,437)
Provision (benefit) for income taxes	1	8	(411)	234
Net loss	$(5,574)	$(4,023)	$(11,714)	$(7,671)
Net loss per common share:
Basic	$(0.25)	$(0.24)	$(0.54)	$(0.47)
Diluted	$(0.25)	$(0.24)	$(0.54)	$(0.47)
Comprehensive loss:
Net loss	$(5,574)	$(4,023)	$(11,714)	$(7,671)
Other comprehensive income (loss):
Foreign currency translation adjustments	223	370	(897)	(468)
Comprehensive loss	$(5,351)	$(3,653)	$(12,611)	$(8,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$127,931	$49,668
Restricted cash	1,536	508
Accounts receivable ̶ net	6,511	5,225
Current portion of net investment in sales-type leases ̶ net	237	229
Inventories ̶ net	22,986	20,562
Prepaid expenses and other current assets	6,697	4,451
Total current assets	165,898	80,643
Property and equipment, net of accumulated depreciation of $20,809 (2021) and $20,823 (2020)	23,269	21,300
Operating lease right-of-use assets	3,031	4,043
Net investment in sales-type leases ̶ net of current portion ̶ net	388	509
Other noncurrent assets	898	794
Total assets	$193,484	$107,289
Liabilities
Current liabilities:
Current portion of long-term debt	$2,194	$1,622
Current portion of operating lease liabilities	1,952	1,958
Accounts payable	6,006	4,501
Accrued expenses and other current liabilities	5,587	4,978
Current portion of contract liabilities	14,983	13,586
Total current liabilities	30,722	26,645
Long-term debt ̶ net of current portion	—	1,783
Operating lease liabilities ̶ net of current portion	1,079	2,085
Contract liabilities ̶ net of current portion	87	159
Other noncurrent liabilities	338	314
Total liabilities	32,226	30,986
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 22,032,751 (2021) and 20,009,157 (2020) shares issued and outstanding	220	200
Additional paid-in capital	315,659	218,113
Accumulated deficit	(143,586)	(131,872)
Accumulated other comprehensive loss	(11,035)	(10,138)
Total stockholders' equity	161,258	76,303
Total liabilities and stockholders' equity	$193,484	$107,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(11,714)	$(7,671)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	1,862	2,107
Equity-based compensation	658	449
Amortization of debt issuance costs	7	29
Recoveries for bad debts ̶ net	(53)	(19)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	218	305
Foreign exchange losses (gains) on intercompany transactions ̶ net	104	(51)
Gain from sale-leaseback of property and equipment	—	(1,462)
Deferred income taxes	—	195
Loss on extinguishment of debt	119	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(1,365)	2,016
Decrease in net investment in sales-type leases	112	20
Increase in inventories	(4,859)	(5,369)
Increase in prepaid expenses and other assets	(1,228)	(1,035)
Increase (decrease) in accounts payable	1,573	(821)
Decrease in accrued expenses and other liabilities	(187)	(458)
Increase in contract liabilities	1,552	4,428
Net cash used for operating activities	(13,201)	(7,337)
Investing activities
Capital expenditures	(2,689)	(591)
Proceeds from sale of property and equipment	—	16,229
Net cash (used for) provided by investing activities	(2,689)	15,638
Financing activities
Proceeds from borrowings on long-term debt	—	2,194
Payments on long-term debt	(1,226)	(78)
Proceeds from exercise of employee stock options	1,449	541
Proceeds from common stock offerings, net of issuance costs	95,288	2,894
Other	(15)	(29)
Net cash provided by financing activities	95,496	5,522
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(315)	100
Net change in cash, cash equivalents, and restricted cash	79,291	13,923
Cash, cash equivalents, and restricted cash at beginning of period	50,176	6,243
Cash, cash equivalents, and restricted cash at end of period	$129,467	$20,166
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,431	$1,834
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$629	$1,107
Property and equipment included in accounts payable	$256	$41
Unsettled proceeds from at-the-market offerings of common stock, net of issuance costs	$—	$204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	$	paid-in capital	deficit	loss	equity
Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388
Net loss	—	—	—	(4,023)	—	(4,023)
Other comprehensive income	—	—	—	—	370	370
Equity-based compensation	—	—	157	—	—	157
Exercise of employee stock options	73	1	540	—	—	541
Common stock issued from equity incentive plan	22	—	—	—	—	—
At-the-market offerings of common stock, net of issuance costs	383	4	3,094	—	—	3,098
Balance at June 30, 2020	16,864	$169	$180,932	$(124,619)	$(11,951)	$44,531

Balance at December 31, 2020	20,009	$200	$218,113	$(131,872)	$(10,138)	$76,303
Net loss	—	—	—	(6,140)	—	(6,140)
Other comprehensive loss	—	—	—	—	(1,120)	(1,120)
Equity-based compensation	—	—	282	—	—	282
Exercise of employee stock options	111	1	1,439			1,440
Common stock issued from equity incentive plan	37	—	—	—	—	—
Common stock offering, net of issuance costs	1,873	19	95,440	—	—	95,459
Balance at March 31, 2021	22,030	$220	$315,274	$(138,012)	$(11,258)	$166,224
Net loss	—	—	—	(5,574)	—	(5,574)
Other comprehensive income	—	—	—	—	223	223
Equity-based compensation	—	—	376	—	—	376
Exercise of employee stock options	2	—	9	—	—	9
Common stock issued from equity incentive plan	1	—	—	—	—	—
Balance at June 30, 2021	22,033	$220	$315,659	$(143,586)	$(11,035)	$161,258

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

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic (“COVID-19”) and recommended containment and mitigation measures worldwide. The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, the Company was required to temporarily close its operations at its North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, the Company has incurred incremental costs associated with protecting the health and safety of the Company’s global workforce, enhanced sanitization of the Company’s global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused disruptions to the timing of delivery and installation of the Company’s three-dimensional (“3D”) printing machines, resulting in negative impacts to the Company’s financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on the Company’s business remain uncertain. The Company is unable to predict the impact that COVID-19 will have on its future financial position, results of operations and cash flows.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This ASU clarifies the accounting treatment for freestanding equity-classified written call options that are modified or exchanged as part of or directly related to a modification or an exchange of existing debt.  This ASU becomes effective for the Company on January 1, 2022. Early adoption is permitted. This guidance would only be applicable to the consolidated financial statements of the Company in the event that freestanding equity-classified written call options were modified or exchanged as a part of or directly related to the modification or exchange of existing debt.  As no such transactions have occurred during the current year and no such transactions are anticipated, management determined that the adoption of this ASU will not have an impact on the consolidated financial statements of the Company.

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

Note 2. Common Stock Offerings

In September 2020, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of ExOne common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). In February 2021, the Company terminated the Equity Distribution Agreement.  At the time of the termination of the Equity Distribution Agreement, the remaining maximum offering capacity was $9,269. The Company did not sell any shares of its common stock under the Equity Distribution Agreement during 2021 prior to its termination. There were no fees or penalties incurred by the Company in connection with the termination of the Equity Distribution Agreement.

In February 2021, following the termination of the Equity Distribution Agreement, the Company entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated, Canaccord and certain other underwriters pursuant to which the Company agreed to issue and sell up to 1,666,667 shares of its common stock at a public offering price of $54.00 per share. Under the agreement, the Company agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of its common stock at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 205,907 shares of the Company’s stock in-full.

As a result of this common stock offering, during February 2021, the Company sold 1,872,574 shares of its common stock and received net proceeds (after deducting underwriting discounts and commissions) of $95,725. The Company incurred expenses (other than underwriting discounts and commissions) associated with the common stock offering of $266, all of which was recognized during the three months ended March 31, 2021.

The Company has not sold any shares of its common stock through common stock offerings subsequent to the February 2021 common stock offering.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(11,258)	$(12,321)	$(10,138)	$(11,483)
Other comprehensive income (loss)	223	370	(897)	(468)
Balance at end of period	$(11,035)	$(11,951)	$(11,035)	$(11,951)

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

As the Company incurred a net loss during each of the three months and six months ended June 30, 2021 and 2020, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (533,414 – 2021 and 679,198 – 2020) and unvested restricted stock issued (185,391 – 2021 and 47,250 – 2020), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(5,574)	$(4,023)	$(11,714)	$(7,671)
Weighted average shares outstanding (basic and diluted)	22,031,115	16,464,345	21,539,930	16,416,867
Net loss per common share:
Basic	$(0.25)	$(0.24)	$(0.54)	$(0.47)
Diluted	$(0.25)	$(0.24)	$(0.54)	$(0.47)

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

When the Company sells products to customers, revenue is recognized at a point in time. The Company’s contracts for 3D printing machines generally include substantive customer acceptance provisions. Revenue under these contracts is recognized when customer acceptance provisions have been satisfied. For all other product sales, the Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon delivery. In certain cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
3D printing machines	$10,503	$4,898	$15,408	$11,215
3D printed and other products, materials and services	8,279	6,201	16,395	13,267
	$18,782	$11,099	$31,803	$24,482

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

For the six months ended June 30, 2021, the Company recognized revenue of $7,762 related to contract liabilities at January 1, 2021. There were no other significant changes in contract liabilities during the six months ended June 30, 2021. Contract assets were not significant during the six months ended June 30, 2021.

As of June 30, 2021, the Company had approximately $48,700 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $40,800 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (Note 1) including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $525 and $576, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded net recoveries for bad debts of $6 and $70, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded net recoveries for bad debts of $53 and $19, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$127,931	$49,668
Restricted cash	1,536	508
Cash, cash equivalents, and restricted cash	$129,467	$50,176

Restricted cash at June 30, 2021 included $1,108 of cash collateral required by United States banks to offset certain short-term, unsecured lending commitments associated with the Company’s current and former corporate credit card programs and $428 of cash collateral required by a German bank for short-term financial guarantees and letters of credit issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 9).

Restricted cash at December 31, 2020 included $508 of cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s former corporate credit card program.

Each of the balances described above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Raw materials and components	$11,738	$9,436
Work in process	5,044	4,797
Finished goods	6,204	6,329
	$22,986	$20,562

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

At June 30, 2021 and December 31, 2020, the allowance for slow-moving and obsolete inventories was $2,813 and $2,678, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$2,702	$3,370	$2,678	$3,443
Provision for slow-moving and obsolete inventories ̶ net	89	78	218	100
Reductions for sale, consumption or scrap of previously reserved amounts	(7)	(1,019)	(8)	(1,055)
Foreign currency translation adjustments	29	64	(75)	5
Balance at end of period	$2,813	$2,493	$2,813	$2,493

Reductions for sale, consumption or scrap of previously reserved amounts for both the three and six months ended June 30, 2020 consisted principally of certain raw material and component inventories associated with the Company’s former Exerial 3D printing platform, which were disposed of during the period. There was no significant benefit or charge recorded during the three or six months ended June 30, 2020 in connection with the related disposals.

During the three months ended June 30, 2020, the Company recorded a charge of $205 to cost of sales in the accompanying condensed statement of consolidated operations and comprehensive loss associated with certain inventories for which cost was determined to exceed net realizable value.

Note 8. Product Warranty Reserves

Substantially all of the Company’s 3D printing machines are covered by a standard one-year warranty. Generally, at the time of sale, a liability is recorded (with an offset to cost of sales) based upon the expected cost of replacement parts and labor to be incurred over the life of the standard warranty. Expected cost is estimated using historical experience for similar products. The Company periodically assesses the adequacy of the product warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to the associated product warranty reserves is recorded to cost of sales in the period that such a determination is made.

At June 30, 2021 and December 31, 2020, the product warranty reserves balance was $1,100 and $1,335, respectively, and has been reflected in accrued expense and other current liabilities in the accompanying condensed consolidated balance sheet. The following table summarizes changes in the product warranty reserves balance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,172	$810	$1,335	$866
Provisions for new issuances	529	187	891	463
Payments	(691)	(501)	(1,396)	(845)
Reserve adjustments	81	101	293	121
Foreign currency translation adjustments	9	6	(23)	(2)
Balance at end of period	$1,100	$603	$1,100	$603

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. The credit facility provides a capacity amount of $4,158 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security.  The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1,188 (€1,000).  Amounts in excess of $1,188 (€1,000) require cash collateral under the credit facility.

At June 30, 2021, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were $1,616 (€1,360), with expiration dates ranging from July 2021 through March 2023. At June 30, 2021, cash collateral of $428 (€360) was required for financial guarantees and letters of credit issued under the credit facility (included in restricted cash in the accompanying condensed consolidated balance sheet). At December 31, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $928 (€756). At December 31, 2020, no cash collateral was required for financial guarantees and letters of credit issued under the credit facility.

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

On March 5, 2021, the Company terminated the related party revolving credit facility.  There were no penalties associated with the Company’s termination of the credit facility. Due to the termination, the Company accelerated the amortization of the remaining debt issuance costs associated with the credit facility, resulting in recognition of a $105 loss on the extinguishment of debt during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company recorded interest expense related to the credit facility of $129, comprised of the aforementioned $105 loss on extinguishment of debt, $18 associated with the commitment fee on the unused portion of the revolving credit facility and $6 associated with the amortization of debt issuance costs.

As the credit facility was terminated in March 2021, there was no interest expense related to the credit facility recognized subsequent to the three months ended March 31, 2021.  There were no borrowings under the credit facility during 2021 prior to its termination.

During the three months and six months ended June 30, 2020, the Company recorded interest expense related to the credit facility of $34 and $79, respectively. Included in interest expense for the three months and six months ended June 30, 2020 was $9 and $27, respectively, associated with amortization of debt issuance costs, and $25 and $52, respectively, associated with the commitment fee on the unused portion of the revolving credit facility.

There were no borrowings under the credit facility during the three or six months ended June 30, 2020.

Note 11. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$2,194	$—	$2,194	$2,194	$—	$2,194
Building note payable	—	—	—	1,226	(15)	1,211
Less: Amount due within one year	(2,194)	—	(2,194)	(1,626)	4	(1,622)
	$—	$—	$—	$1,794	$(11)	$1,783

Paycheck Protection Program Loan

On April 18, 2020, the Company entered into an unsecured promissory note (the “Note”) with an unrelated United States bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the Payroll Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company used all of the Loan proceeds for qualifying expenses. During June 2021, the Company submitted an application to the SBA requesting full forgiveness of the Loan. Upon receipt of the forgiveness application, the SBA had 90 days to provide their response or request additional information.

On July 8, 2021, the Company received notice from the SBA that the Loan had been forgiven in full, including forgiveness of all interest accrued to date. This formal notice from the SBA legally released the Company of any obligations under the Loan. As a result, the Company recognized a gain on extinguishment of debt of $2,220 during the three months ended September 30, 2021. The total gain on extinguishment of debt of $2,220 was comprised of $2,194 related to the forgiveness of principal and $26 related to the forgiveness of accrued interest. As the Loan was forgiven subsequent to June 30, 2021, the Loan balance and associated accrued interest remained recorded in the accompanying condensed consolidated balance sheet at June 30, 2021.

Building Note Payable

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

As the building note payable was terminated in February 2021, there was no interest expense related to the building note payable recognized subsequent to the three months ended March 31, 2021.

Fair Value of Long-Term Debt

At June 30, 2021 and December 31, 2020, the fair value of long-term debt was $2,143 and $3,382, respectively.  The fair value of long-term debt was estimated by management based on the consideration of applicable interest rates, including certain instruments at variable or floating rates and the nominal fixed interest rate (1.0%) associated with the Company’s PPP Loan and other available information (including quoted prices of similar instruments available to the Company).  The fair value of long-term debt was measured using inputs categorized within Level 2 of the fair value hierarchy.

Note 12. Income Taxes

The provision for income taxes for the three months ended June 30, 2021 and 2020 was $1 and $8, respectively. The (benefit) provision for income taxes for the six months ended June 30, 2021 and 2020 was ($411) and $234, respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2021 and 2020 was 0.0% (provision on a loss) and 0.2% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 3.4% (benefit on a loss) and 3.1% (provision on a loss), respectively.

For the three months ended June 30, 2021 and the three months and six months ended June 30, 2020, the effective tax rate differed from the United States federal statutory tax rate of 21.0% primarily due to net changes in valuation allowances for the period.

For the six months ended June 30, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan.  During the three months ended March 31, 2021, the Company received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Note 13. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At June 30, 2021, 459,487 shares remained available for future issuance under the Plan.

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

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During the three months and six months ended June 30, 2021, the Company recorded no equity-based compensation expense based on the estimated outcome of the defined financial goals for 2020 under the 2020 Program.

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Annual Incentive Program (the “2021 Program”) as a subplan under the Plan.  The 2021 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others.  The target annual incentive for each 2021 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial and/or individual performance goals (as approved by the Compensation Committee of the Board).  The Compensation Committee of the Board retained negative discretion over amounts payable under the 2021 Program.  During the three months and six months ended June 30, 2021, the Company recorded $23 and $45, respectively, in equity-based compensation expense based on the estimated outcome of the defined financial and individual goals for 2021 under the 2021 Program.

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Executive Stock Performance Program (the “ESPP”) as a subplan under the Plan.  The ESPP provided an opportunity for senior executive officers of the Company to earn performance-based compensation based on the performance of the Company’s common stock over a one-year period ending December 31, 2021. During the three months and six months ended June 30, 2021, the Company recorded $21 and $35, respectively, in equity-based compensation expense based on the estimated fair value of the equity-based compensation awards expected to be granted under the ESPP.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity-based compensation expense recognized:
Stock options	$95	$44	$185	$189
Restricted stock	209	105	359	246
Other(a)	72	8	114	14
Total equity-based compensation expense before income taxes	376	157	658	449
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$376	$157	$658	$449

(a)

For both the three months and six months ended June 30, 2021, Other represents expense associated with the 2021 Program, the ESPP, and certain employee contractual amounts to be settled in equity. For the three months ended June 30, 2021, Other also includes expense associated with unrestricted stock issued to a non-employee director. For each of the 2020 periods, Other represents activity associated with certain employee contractual amounts to be settled in equity.

(b)	The Benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on recorded valuation allowances against net deferred tax assets.

At June 30, 2021, total future compensation expense related to unvested awards yet to be recognized by the Company was $194 for stock options and $1,657 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

The fair value of stock options granted during the six months ended June 30, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

The activity for stock options was as follows for the periods indicated:

	Six Months Ended June 30,
	2021			2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	641,232	$9.80	$4.74	854,259	$9.34	$4.49
Stock options granted	4,500	$38.22	$19.04	—	$—	$—
Stock options exercised	(111,818)	$12.96	$7.33	(73,251)	$7.38	$3.22
Stock options forfeited	(500)	$7.11	$2.77	(79,936)	$7.85	$3.41
Stock options expired	—	$—	$—	(21,874)	$11.18	$6.14
Outstanding at end of period	533,414	$9.38	$4.32	679,198	$9.67	$4.70
Exercisable at end of period	390,442	$9.67	$4.61	423,456	$11.20	$5.83
Expected to vest at end of period	142,972	$8.61	$3.52	255,742	$7.14	$2.82

At June 30, 2021, intrinsic value associated with stock options exercisable and expected to vest was $4,674 and $1,937, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at June 30, 2021, was 2.5 years and 3.5 years, respectively. Stock options with an aggregate intrinsic value of $3,625 were exercised by employees during the six months ended June 30, 2021, resulting in proceeds to the Company from the exercise of stock options of $1,449. Stock options with an aggregate intrinsic value of $624 were exercised by employees during the six months ended June 30, 2020, resulting in proceeds to the Company from the exercise of stock options of $541. The Company recorded no income tax benefit related to these exercises.

The activity for restricted stock was as follows for the periods indicated:

	Six Months Ended June 30,
	2021		2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	188,891	$9.52	66,513	$8.76
Restricted stock granted	34,000	$19.19	37,500	$7.12
Restricted stock vested	(37,500)	$7.12	(56,763)	$9.11
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	185,391	$11.78	47,250	$7.04
Restricted stock expected to vest at end of period	185,391	$11.78	47,250	$7.04

Restricted stock that vested during the six months ended June 30, 2021 and 2020, had a fair value of $1,505 and $408, respectively.

Note 14. Concentration of Credit Risk

During the three months and six months ended June 30, 2021 and 2020, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended June 30, 2021 and 2020, the Company’s five most significant customers represented 36.6% and 40.7% of total revenue, respectively. For the six months ended June 30, 2021 and 2020, the Company’s five most significant customers represented 22.4% and 24.3% of total revenue, respectively. At June 30, 2021 and December 31, 2020, accounts receivable from the Company’s five most significant customers were $1,654 and $1,775, respectively.

Note 15. Other Expense – Net

Other expense – net consisted of the following for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income	$(3)	$(3)	$(6)	$(15)
Foreign currency losses (gains) - net	284	128	148	(37)
Other – net	(45)	70	(31)	57
	$236	$195	$111	$5

Note 16. Subsequent Events

Merger Transaction

On August 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Desktop Metal, Inc., a Delaware corporation (“DM”), Texas Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of DM (“Merger Sub I”) and Texas Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of DM (“Merger Sub II”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of DM (the “First Merger”) and immediately thereafter, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the subsequent merger (the “Second Merger”, and, together with the First Merger, the “Mergers”).

Subject to the terms and conditions of the Merger Agreement, stockholders of the Company will receive, in exchange for each share of our common stock held immediately prior to the Mergers, (i) $8.50 in cash and (ii) a number of shares of DM common stock, equal to the Exchange Ratio (defined below).

The “Exchange Ratio” shall be determined based on DM’s 20-day average closing stock price three trading days prior to closing: (i) if the average closing DM stock price is greater than or equal to $9.70, then the Exchange Ratio shall be set at 1.7522; (ii) if the average closing DM stock price is less than or equal to $7.94, then the Exchange Ratio shall be set at 2.1416; (iii) if the average closing DM stock price is less than $9.70 but greater than $7.94, then the Exchange Ratio shall be equal to 1.9274 multiplied by the quotient of (x) $8.82 divided by (y) the average closing DM stock price.

The Merger Agreement provides each of the Company and DM with certain termination rights and, under certain circumstances, may require the Company or DM to pay a termination fee.

The parties expect the transaction to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of the Company stockholders and other customary closing conditions.

PPP Loan Forgiveness

Refer to Note 11 for further discussion related to the forgiveness of the Company’s PPP loan, which qualifies as a reportable subsequent event.

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

The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging and continue to be significant. As a result of COVID-19, we were required to temporarily close our operations at our North Huntingdon, Pennsylvania facility for the period from March 23 through March 30, 2020. In response to COVID-19, we have incurred incremental costs associated with protecting the health and safety of our global workforce, enhanced sanitization of our global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused disruptions to the timing of delivery and installation of our 3D printing machines, resulting in negative impacts to our financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on our business remain uncertain. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends as a result of COVID-19 which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the second quarter of 2021 with a backlog balance of approximately $48,700. We expect the combination of our backlog at June 30, 2021 and an acceleration in market adoption of our binder jetting technology, including our latest printer platforms (our X1 25Pro, X1 160Pro and InnoventPro® for metal applications, our S-Max Pro for sand applications, and the office-friendly ExOne Metal DesignlabTM printer for metal or ceramic parts), to provide the basis for our operating stability and growth in the second half of 2021 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19.

Based on increased levels of customer awareness and demand in additive manufacturing technologies, and our enhanced liquidity position (further discussed below), we expect to invest further in our production, development and commercial infrastructure during the remainder of 2021 in an effort to drive our future growth.

Merger Transaction

On August 11, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Desktop Metal, Inc., a Delaware corporation (“DM”), Texas Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of DM (“Merger Sub I”) and Texas Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of DM (“Merger Sub II”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into us, with ExOne surviving the merger as a wholly owned subsidiary of DM (the “First Merger”) and immediately thereafter, we will merge with and into Merger Sub II, with Merger Sub II surviving the subsequent merger (the “Second Merger”, and, together with the First Merger, the “Mergers”).

Subject to the terms and conditions of the Merger Agreement, our stockholders will receive, in exchange for each share of our common stock held immediately prior to the Mergers, (i) $8.50 in cash and (ii) a number of shares of DM common stock, equal to the Exchange Ratio (defined below).

The “Exchange Ratio” shall be determined based on DM’s 20-day average closing stock price three trading days prior to closing: (i) if the average closing DM stock price is greater than or equal to $9.70, then the Exchange Ratio shall be set at 1.7522; (ii) if the average closing DM stock price is less than or equal to $7.94, then the Exchange Ratio shall be set at 2.1416; (iii) if the average closing DM stock price is less than $9.70 but greater than $7.94, then the Exchange Ratio shall be equal to 1.9274 multiplied by the quotient of (x) $8.82 divided by (y) the average closing DM stock price.

The Merger Agreement provides each of us and DM with certain termination rights and, under certain circumstances, may require us or DM to pay a termination fee.

The parties expect the transaction to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of our stockholders and other customary closing conditions.

Backlog

At June 30, 2021, our backlog was approximately $48,700 of which approximately $40,800 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above) including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2020, our backlog was approximately $39,400 and at June 30, 2020 our backlog was approximately $38,200.

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

Results of Operations

Net Loss

Net loss for the three months ended June 30, 2021 was $5,574, or $0.25 per basic and diluted share, compared with a net loss of $4,023, or $0.24 per basic and diluted share, for the three months ended June 30, 2020.  The increase in our net loss was primarily due to increases in both selling, general and administrative expenses and research and development expenses (further described below), partially offset by increases in gross margin (further described below).

Net loss for the six months ended June 30, 2021 was $11,714, or $0.54 per basic and diluted share, compared with a net loss of $7,671, or $0.47 per basic and diluted share, for the six months ended June 30, 2020. The increase in our net loss was primarily due to increases in both selling, general and administrative expenses and research and development expenses (further described below) and the absence of a gain of $1,462 recognized during the three months ended March 31, 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.  Offsetting these increases in net loss was an increase in gross margin (further described below).

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
3D printing machines	$10,503	55.9%	$4,898	44.1%	$15,408	48.4%	$11,215	45.8%
3D printed and other products, materials and services	8,279	44.1%	6,201	55.9%	16,395	51.6%	13,267	54.2%
	$18,782	100.0%	$11,099	100.0%	$31,803	100.0%	$24,482	100.0%

Revenue for the three months ended June 30, 2021 was $18,782, compared with revenue of $11,099 for the three months ended June 30, 2020, an increase of $7,683, or 69.2%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups.

The increase in revenue from 3D printing machines of $5,605 for the three months ended June 30, 2021, or 114.4%, as compared to the same period in the prior year, resulted primarily from higher volumes (18 units sold during the three months ended June 30, 2021 versus eight units sold during the three months ended June 30, 2020), partially offset by an unfavorable mix of machines sold.

The increase in revenue from 3D printed and other products, materials and services for the three months ended June 30, 2021 of $2,078, or 33.5%, resulted primarily from an increase of $1,733 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $692 associated with funded research and development arrangements primarily related to work performed in connection with two larger government projects.  Offsetting these increases were reductions in revenue of $403 from our global EACs (metal and sand) based on lower customer demand for printed products.

Revenue for the six months ended June 30, 2021 was $31,803, compared with revenue of $24,482 for the same period in the prior year, an increase of $7,321, or 29.9%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups.

The increase in revenue from 3D printing machines of $4,193 for the six months ended June 30, 2021, or 37.4%, resulted primarily from a favorable mix of machines sold and from higher volumes (25 units sold during the six months ended June 30, 2021 versus 22 units sold during the six months ended June 30, 2020).

The increase in revenue from 3D printed and other products, materials and services of $3,128 for the six months ended June 30, 2021, or 23.6%, resulted primarily from an increase of $2,270 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $1,325 associated with funded research and development arrangements primarily related to work performed in connection with two larger government projects and a healthcare project. Offsetting these increases were reductions in revenue of $591 from our global EACs (metal and sand) based on lower customer demand for printed products.

Revenue for both product groups was impacted by COVID-19, including disruptions to domestic and international shipping and travel in addition to negative macroeconomic effects on global manufacturing.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2021 was $13,906, compared with cost of sales of $8,009 for the three months ended June 30, 2020, an increase of $5,897, or 73.6%. Gross profit for the three months ended June 30, 2021 was $4,876, compared with gross profit of $3,090 for the three months ended June 30, 2020, an increase of $1,786. Gross profit percentage was 26.0% for the three months ended June 30, 2021, compared with 27.8% for the three months ended June 30, 2020.

The increase in gross profit was primarily due to higher revenue volumes, partially offset by the continued impact of operating inefficiencies and challenges driven by the COVID-19 operating environment resulting in higher input costs, low contribution margin on X1 25Pro system sales following their initial introduction to market and an increase in productive workforce costs to meet increased demand from customers.

Cost of sales for the six months ended June 30, 2021 was $24,927, compared with cost of sales of $17,763 for the six months ended June 30, 2020, an increase of $7,164, or 40.3%. Gross profit for the six months ended June 30, 2021 was $6,876, compared with gross profit of $6,719 for the six months ended June 30, 2020, an increase of $157. Gross profit percentage was 21.6% for the six months ended June 30, 2021, compared with 27.4% for the six months ended June 30, 2020.

The increase in gross profit during the six months ended June 30, 2021 was primarily due to higher revenue volumes, partially offset by continued impact of operating inefficiencies and challenges driven by the COVID-19 operating environment resulting in higher input costs, low contribution margin on X1 25Pro system sales following their initial introduction to market and an increase in productive workforce costs to meet increased demand from customers.

Research and Development

Research and development expenses for the three months ended June 30, 2021 were $3,008, compared with research and development expenses of $2,369 for the three months ended June 30, 2020, an increase of $639, or 27.0%. The increase in research and development expenses was primarily due to an increase of $473 in material-related costs incurred associated with systems and materials development of binder jetting technology and an increase of $419 in employee-related costs, principally due to headcount increases. Offsetting these increases was a decrease of $336 in depreciation expense related to property and equipment used for research and development purposes.

Research and development expenses for the six months ended June 30, 2021 were $5,632, compared with research and development expenses of $4,845 for the six months ended June 30, 2020, an increase of $787, or 16.2%. The increase in research and development expenses was primarily due to an increase of $575 in material-related costs incurred associated with systems and materials development of binder jetting technology and an increase of $450 in employee-related costs, principally due to headcount increases. Offsetting these increases was a decrease of $157 in depreciation expense related to property and equipment used for research and development purposes.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 were $7,198, compared with selling, general and administrative expenses of $4,488 for the three months ended June 30, 2020, an increase of $2,710, or 60.4%. The increase in selling, general and administrative expenses was primarily due to increases in employee-related costs of $556 due to investments in our commercial infrastructure, an increase in commissions of $573 based on higher revenues and an increase of $644 in consulting and professional fees following certain cost reductions brought about by COVID-19 during the second quarter of 2020.  There was also an increase of $225 in sales promotion and trade show expenses (no trade shows were attended during the second quarter of 2020 due to COVID-19), a $174 increase in insurance expense due to increased coverage and higher premiums, and a $173 increase in equity-based compensation expense for the three months ended June 30, 2021.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $13,091, compared with selling, general and administrative expenses of $10,651 for the six months ended June 30, 2020, an increase of $2,440, or 22.9%. The increase in selling, general and administrative expenses was primarily due to an increase of $823 in consulting and professional fees following certain cost reductions brought about by COVID-19 during the six months ended June 30, 2020, an increase in commissions of $556 based on higher revenues and an increase in employee-related costs of $293 due to investments in our commercial infrastructure.  There was also an increase of $287 in sales promotion and trade show expenses, a $184 increase in insurance expense due to increased coverage and higher premiums, and a $126 increase in equity-based compensation expense for the six months ended June 30, 2021.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $7, compared with interest expense of $53 for the three months ended June 30, 2020, a decrease of $46, or 86.8%. The decrease in interest expense was primarily due to the absence of $34 in interest expense associated with the related party revolving credit facility recognized during the three months ended June 30, 2020 and the absence of $19 in interest expense associated with the building note payable recognized during the three months ended June 30, 2020.  The related party revolving credit facility was terminated (Note 10) and the building note payable was extinguished (Note 11) during the three months ended March 31, 2021.  Offsetting these decreases was an increase of $7 in interest expense associated with the Paycheck Protection Program (“PPP”) loan recognized during the three months ended June 30, 2021 (Note 11).

Interest expense for the six months ended June 30, 2021 was $167, compared with interest expense of $117 for the six months ended June 30, 2020, an increase of $50, or 42.7%. The increase in interest expense was primarily due to a $105 loss on the extinguishment of debt recognized due to the termination of our related party revolving credit facility (Note 10) during the three months ended March 31, 2021 and a $14 loss on extinguishment of debt due to the extinguishment of our building note payable (Note 11) during the three-months ended March 31, 2021, partially offset by the absence of interest expense associated with the related party revolving credit facility following its termination and the absence of interest expense associated with the building note payable following its extinguishment.

Other Expense – Net

Other expense – net for the three months ended June 30, 2021 was $236, compared with other expense – net of $195 for the three months ended June 30, 2020. The increase of $41 was primarily due to a $156 increase due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned, partially offset by a decrease of $50 in banking fees.

Other expense – net for the six months ended June 30, 2021 was $111, compared with other expense – net of $5 for the six months ended June 30, 2020.  The increase of $106 was primarily due to a $185 increase due to unfavorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned, partially offset by a decrease of $45 in banking fees.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended June 30, 2021 and 2020 was $1 and $8, respectively. The (benefit) provision for income taxes for the six months ended June 30, 2021 and 2020 was ($411) and $234, respectively. We have completed a discrete period computation of our provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and our inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended June 30, 2021 and 2020 was 0.0% (provision on a loss) and 0.2% (provision on a loss), respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 3.4% (benefit on a loss) and 3.1% (provision on a loss), respectively.

For the three months ended June 30, 2021 and the three months and six months ended June 30, 2020, the effective tax rate differed from the United States federal statutory tax rate of 21.0% primarily due to net changes in valuation allowances for the period.

For the six months ended June 30, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan.  During the three months ended March 31, 2021, we received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $5,574 and $11,714 for the three months and six months ended June 30, 2021, respectively. At June 30, 2021, we had $127,931 in unrestricted cash and cash equivalents.

Common Stock Offerings

Since our inception we have received cumulative unrestricted net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) of $303,255 to fund our operations.

In September 2020, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) pursuant to which Canaccord agreed to act as sales agent in the sale of up to $25,000 in the aggregate of our common stock in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). In February 2021, we terminated the Equity Distribution Agreement.  At the time of the termination of the Equity Distribution Agreement, the remaining maximum offering capacity was $9,269. We did not sell any shares of our common stock under the Equity Distribution Agreement during 2021 prior to its termination. There were no fees or penalties incurred by us in connection with the termination of the Equity Distribution Agreement.

In February 2021, following the termination of the Equity Distribution Agreement, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated, Canaccord and certain other underwriters pursuant to which we agreed to issue and sell up to 1,666,667 shares of our common stock at a public offering price of $54.00 per share. Under the agreement, we agreed to pay underwriting discounts and commissions of $2.835 per share, as well as reimburse the underwriters for certain expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 205,907 shares of our common stock at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 205,907 shares of our stock in-full.

As a result of this common stock offering, during February 2021, we sold 1,872,574 shares of our common stock and received net proceeds (after deducting underwriting discounts and commissions) of $95,725. We incurred expenses (other than underwriting discounts and commissions) associated with the common stock offering of $266, all of which was recognized during the three months ended March 31, 2021.

We have not sold any shares of our common stock through common stock offerings subsequent to the February 2021 common stock offering.

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

As the credit facility was terminated in March 2021, we did not recognize any interest expense related to the credit facility recognized subsequent to the three months ended March 31, 2021.  There were no borrowings under the credit facility during 2021 prior to its termination.

Paycheck Protection Program

On April 18, 2020, we entered into an unsecured promissory note (the “Note”) with an unrelated United States bank (the “Lender”) reflecting a loan in the principal amount of $2,194 (the “Loan”). The Loan was granted pursuant to the PPP administered by the United States Small Business Administration (the “SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Pursuant to the terms of the PPP, the Loan, or a portion thereof, may be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We used all of the Loan proceeds for qualifying expenses. During June 2021, we submitted an application to the SBA requesting full forgiveness of the Loan. Upon receipt of the forgiveness application, the SBA had 90 days to provide their response or request additional information.

On July 8, 2021, we received notice from the SBA that the Loan had been forgiven in full, including forgiveness of all interest accrued to date. This formal notice from the SBA legally released us of any obligations under the Loan. As a result, we recognized a gain on extinguishment of debt of $2,220 during the three months ended September 30, 2021. The total gain on extinguishment of debt of $2,220 was comprised of $2,194 related to the forgiveness of principal and $26 related to the forgiveness of accrued interest. As the Loan was forgiven subsequent to June 30, 2021, the Loan balance and associated accrued interest remained recorded in the accompanying condensed consolidated balance sheet at June 30, 2021.

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

On February 26, 2021, we extinguished our building note payable in-full through cash payment of $1,199. We did not incur any prepayment penalties related to the extinguishment of the building note payable in advance of the maturity date (May 2027). At the extinguishment date, the net carrying amount of the building note payable was $1,185. As a result, during the three months ended March 31, 2021, we recognized a loss on the extinguishment of debt of $14 (included in interest expense in the accompanying condensed statement of consolidated operations and comprehensive loss), which represented the write-off of unamortized debt issuance costs.

As the building note payable was terminated in February 2021, we did not recognize any interest expense related to the building note payable subsequent to the three months ended March 31, 2021.

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances at the end of each of the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
Net cash used for operating activities	$(13,201)	$(7,337)
Net cash (used for) provided by investing activities	(2,689)	15,638
Net cash provided by financing activities	95,496	5,522
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(315)	100
Net change in cash, cash equivalents, and restricted cash	$79,291	$13,923

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$127,931	$49,668
Restricted cash	1,536	508
Cash, cash equivalents, and restricted cash	$129,467	$50,176

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2021 was $13,201, compared with net cash used for operating activities of $7,337 for the six months ended June 30, 2020. The increase in net cash outflows of $5,864 was due principally to an increase in our net loss, net of noncash items, as well as an unfavorable change in our net working capital. Unfavorable changes in net working capital are due primarily to a decrease in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales), partially offset by an increase in net cash inflows related to the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2021 was $2,689, compared with net cash provided by investing activities of $15,638 for the six months ended June 30, 2020.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

For the six months ended June 30, 2020, net cash provided by investing activities included $16,229 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

We expect capital expenditures during the second half of 2021 to continue to be focused on sustaining our strategic operations and strategic asset acquisition and deployment (estimated spending during the remainder of 2021 of approximately $2,000 to $2,500).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $95,496, compared with net cash provided by financing activities of $5,522 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, net cash provided by financing activities primarily included cash inflows of $95,288 in proceeds from our common stock offerings, net of issuance costs (further discussed above) and $1,449 in proceeds from the exercise of stock options by employees, partially offset by $1,226 in cash outflows associated with the extinguishment of the building note payable (further discussed above).

For the six months ended June 30, 2020, net cash provided by financing activities primarily included cash inflows of $2,894 in proceeds from at-the-market offerings of common stock, net of issuance costs, $2,194 in proceeds from borrowings on long-term debt associated with our PPP Loan (further discussed above), and $541 in proceeds from the exercise of stock options by employees.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2020 to June 30, 2021:

Restricted cash increased by $1,028 due to additional cash collateral required by United States banks related to our current and former corporate credit card programs. At June 30, 2021, we were required to maintain collateral related to both our current ($600 in cash collateral) and former ($508 in cash collateral) corporate credit card programs. Upon full termination of our former corporate credit card program, we will no longer be required to maintain cash collateral related to former corporate credit card program.  There was also an increase in financial guarantees and letters of credit issued through our credit facility with a German bank, resulting in an increase in required cash collateral associated with those financial guarantees and letters of credit.

Accounts receivable increased by $1,286 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $2,424 due to increases in raw material inventories and work in process inventories consistent with our growth in backlog.

Prepaid expenses and other current assets increased by $2,246, primarily due to increases in prepayments to suppliers for 3D printing machine components and subassemblies and increases in prepaid insurance (based on the timing of payments to providers as compared to the period of coverage).

Property and equipment – net increased by $1,969, mostly due to capital expenditures of $2,450 and net transfers of 3D printing machines from inventory to property and equipment of $1,802, partially offset by a decrease due to depreciation expense of $1,852 recognized during the period. The remaining decrease was primarily due to the effect of changes in foreign exchange rates on property and equipment balances recorded in Germany and Japan.

Operating lease right-of-use assets decreased by $1,012, principally due to the amortization of the right-of-use asset associated with the lease for our European headquarters and operating facility in Gersthofen, Germany during the period.

Accounts payable increased by $1,505 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities increased by $609, principally due to an increase of $563 in accrued salaries, vacations, and bonuses resulting primarily from increased headcount, partially offset by a net decrease in product warranty reserves.

Operating lease liabilities decreased by $1,012, principally due to payments made under the lease agreement for our European headquarters and operating facility in Gersthofen, Germany during the period.

Contract liabilities increased $1,325 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank.

At June 30, 2021, total outstanding financial guarantees and letters of credit issued by us were $1,715 (€1,440), of which $1,616 (€1,360) were issued through the credit facility with a German bank. Cash collateral of $428 (€360) was required for financial guarantees and letters of credit issued under the credit facility. The outstanding financial guarantees and letters of credit include expiration dates ranging from July 2021 through March 2023.

At December 31, 2020, total outstanding financial guarantees and letters of credit issued by us were $1,026 (€836), of which $928 (€756) were issued through the credit facility with a German bank. At December 31, 2020, no cash collateral was required for financial guarantees and letters of credits issued under the credit facility.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2021

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 11, 2021