Form 10-Q
period 2021-09-30
ExOne Co
filed 2021-11-12
CIK 1561627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 22,401,254 shares of common stock, par value $0.01, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Operations and Comprehensive Loss (Unaudited)

(in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$19,043	$17,399	$50,846	$41,881
Cost of sales	13,721	13,500	38,648	31,263
Gross profit	5,322	3,899	12,198	10,618
Operating expenses
Research and development	2,909	2,013	8,541	6,858
Selling, general and administrative	9,585	4,825	22,676	15,476
Gain from sale-leaseback of property and equipment	—	—	—	(1,462)
	12,494	6,838	31,217	20,872
Loss from operations	(7,172)	(2,939)	(19,019)	(10,254)
Other (income) expense
Interest expense	2	54	169	171
Other (income) expense ̶ net	(48)	314	63	319
Gain on extinguishment of the Paycheck Protection Program loan	(2,220)	—	(2,220)	—
	(2,266)	368	(1,988)	490
Loss before income taxes	(4,906)	(3,307)	(17,031)	(10,744)
Provision (benefit) for income taxes	1	(34)	(410)	200
Net loss	$(4,907)	$(3,273)	$(16,621)	$(10,944)
Net loss per common share:
Basic	$(0.22)	$(0.19)	$(0.76)	$(0.65)
Diluted	$(0.22)	$(0.19)	$(0.76)	$(0.65)
Comprehensive loss:
Net loss	$(4,907)	$(3,273)	$(16,621)	$(10,944)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(465)	856	(1,362)	388
Comprehensive loss	$(5,372)	$(2,417)	$(17,983)	$(10,556)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands, except per-share and share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$122,809	$49,668
Restricted cash	1,870	508
Accounts receivable ̶ net	8,712	5,225
Current portion of net investment in sales-type leases ̶ net	241	229
Inventories ̶ net	25,078	20,562
Prepaid expenses and other current assets	6,313	4,451
Total current assets	165,023	80,643
Property and equipment, net of accumulated depreciation of $20,041 (2021) and $20,823 (2020)	22,815	21,300
Operating lease right-of-use assets	2,489	4,043
Net investment in sales-type leases ̶ net of current portion ̶ net	326	509
Other noncurrent assets	687	794
Total assets	$191,340	$107,289
Liabilities
Current liabilities:
Current portion of long-term debt	$—	$1,622
Current portion of operating lease liabilities	1,926	1,958
Accounts payable	7,657	4,501
Accrued expenses and other current liabilities	6,766	4,978
Current portion of contract liabilities	16,729	13,586
Total current liabilities	33,078	26,645
Long-term debt ̶ net of current portion	—	1,783
Operating lease liabilities ̶ net of current portion	563	2,085
Contract liabilities ̶ net of current portion	31	159
Other noncurrent liabilities	328	314
Total liabilities	34,000	30,986
Contingencies and commitments
Stockholders' equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 22,179,243 (2021) and 20,009,157 (2020) shares issued and outstanding	222	200
Additional paid-in capital	317,111	218,113
Accumulated deficit	(148,493)	(131,872)
Accumulated other comprehensive loss	(11,500)	(10,138)
Total stockholders' equity	157,340	76,303
Total liabilities and stockholders' equity	$191,340	$107,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Consolidated Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(16,621)	$(10,944)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	2,746	2,925
Equity-based compensation	1,108	828
Amortization of debt issuance costs	7	39
Recoveries for bad debts ̶ net	(38)	(4)
Provision for slow-moving, obsolete and lower of cost or net realizable value inventories ̶ net	378	335
Foreign exchange losses on intercompany transactions ̶ net	73	250
Gain from sale-leaseback of property and equipment	—	(1,462)
Deferred income taxes	—	195
Gain on extinguishment of debt - net	(2,101)	—
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
(Increase) decrease in accounts receivable	(3,666)	1,092
Decrease in net investment in sales-type leases	170	158
Increase in inventories	(7,226)	(3,310)
Increase in prepaid expenses and other assets	(173)	(1,682)
Increase (decrease) in accounts payable	3,303	(1,679)
Increase in accrued expenses and other liabilities	624	396
Increase in contract liabilities	3,370	248
Net cash used for operating activities	(18,046)	(12,615)
Investing activities
Capital expenditures	(3,451)	(772)
Proceeds from sale of property and equipment	—	16,229
Net cash (used for) provided by investing activities	(3,451)	15,457
Financing activities
Proceeds from borrowings on long-term debt	—	2,194
Payments on long-term debt	(1,226)	(117)
Proceeds from exercise of employee stock options	2,429	858
Proceeds from common stock offerings, net of issuance costs	95,288	27,699
Taxes related to the net share settlement of equity-based awards	(7)	(15)
Other	(24)	(63)
Net cash provided by financing activities	96,460	30,556
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	295
Net change in cash, cash equivalents, and restricted cash	74,503	33,693
Cash, cash equivalents, and restricted cash at beginning of period	50,176	6,243
Cash, cash equivalents, and restricted cash at end of period	$124,679	$39,936
Supplemental disclosure of noncash investing and financing activities
Transfer of internally developed 3D printing machines from inventories to property and equipment for internal use or leasing activities	$2,943	$1,434
Transfer of internally developed 3D printing machines from property and equipment to inventories for sale	$1,333	$2,771
Property and equipment included in accounts payable	$246	$113
Unsettled proceeds from exercise of employee stock options included in prepaid expenses and other current assets	$31	$—
At-the-market offering issuance costs included in accounts payable	$—	$147
At-the-market offering issuance costs included in accrued expense and other current liabilities	$—	$66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The ExOne Company and Subsidiaries

Condensed Statement of Changes in Consolidated Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	$	capital	deficit	loss	equity
Balance at December 31, 2019	16,347	$163	$176,850	$(116,948)	$(11,483)	$48,582
Net loss	—	—	—	(3,648)	—	(3,648)
Other comprehensive loss	—	—	—	—	(838)	(838)
Equity-based compensation	—	1	291	—	—	292
Common stock issued from equity incentive plan	39	—	—	—	—	—
Balance at March 31, 2020	16,386	$164	$177,141	$(120,596)	$(12,321)	$44,388
Net loss	—	—	—	(4,023)	—	(4,023)
Other comprehensive income	—	—	—	—	370	370
Equity-based compensation	—	—	157	—	—	157
Exercise of employee stock options	73	1	540	—	—	541
Common stock issued from equity incentive plan	22	—	—	—	—	—
At-the-market offerings of common stock, net of issuance costs	383	4	3,094	—	—	3,098
Balance at June 30, 2020	16,864	$169	$180,932	$(124,619)	$(11,951)	$44,531
Net loss	—	—	—	(3,273)	—	(3,273)
Other comprehensive income	—	—	—	—	856	856
Equity-based compensation	—	—	379	—	—	379
Exercise of employee stock options	44	—	317	—	—	317
Common stock issued from equity incentive plan	20	—	—	—	—	—
Tax withholding related to the net share settlement of equity-based awards	(1)	—	(15)	—	—	(15)
At-the-market offerings of common stock, net of issuance costs	2,061	21	24,367	—	—	24,388
Balance at September 30, 2020	18,988	$190	$205,980	$(127,892)	$(11,095)	$67,183

Balance at December 31, 2020	20,009	$200	$218,113	$(131,872)	$(10,138)	$76,303
Net loss	—	—	—	(6,140)	—	(6,140)
Other comprehensive loss	—	—	—	—	(1,120)	(1,120)
Equity-based compensation	—	—	282	—	—	282
Exercise of employee stock options	111	1	1,439			1,440
Common stock issued from equity incentive plan	37	—	—	—	—	—
Common stock offering, net of issuance costs	1,873	19	95,440	—	—	95,459
Balance at March 31, 2021	22,030	$220	$315,274	$(138,012)	$(11,258)	$166,224
Net loss	—	—	—	(5,574)	—	(5,574)
Other comprehensive income	—	—	—	—	223	223
Equity-based compensation	—	—	376	—	—	376
Exercise of employee stock options	2	—	9	—	—	9
Common stock issued from equity incentive plan	1	—	—	—	—	—
Balance at June 30, 2021	22,033	$220	$315,659	$(143,586)	$(11,035)	$161,258
Net loss	—	—	—	(4,907)	—	(4,907)
Other comprehensive loss	—	—	—	—	(465)	(465)
Equity-based compensation	—	1	449	—	—	450
Exercise of employee stock options	96	1	1,010	—	—	1,011
Common stock issued from equity incentive plan	50	—	—	—	—	—
Tax withholding related to the net share settlement of equity-based awards	—	—	(7)	—	—	(7)
Balance at September 30, 2021	22,179	$222	$317,111	$(148,493)	$(11,500)	$157,340

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

On October 20, 2021, the Company and DM received clearance from the German Federal Ministry for Economic Affairs and Energy, a foreign investment regulatory authority, that the transactions contemplated by the Merger Agreement have been cleared pursuant to section 58a paragraph 1 of the German Foreign Trade and Payments Ordinance. Additionally, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 28, 2021 at 11:59 p.m. Eastern Time. Accordingly, the Company and DM have now received all regulatory approvals required as a condition to consummate the Mergers.

On November 9, 2021, the Company held a special meeting of stockholders.  At that special meeting, the ExOne stockholders voted to approve the Merger Agreement. Pursuant to the Merger Agreement, the proposed transaction may close as soon as three business days following the date of the special meeting of ExOne stockholders, subject to customary closing conditions.

During the three months and nine months ended September 30, 2021, the Company incurred expenses associated with the planned merger transaction of $3,376 and $3,477, respectively, all of which are included in selling, general and administrative expenses in the accompanying condensed statement of consolidated operations and comprehensive loss.

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

The Company has not sold any shares of its common stock through common stock offerings subsequent to the February 2021 common stock offering.

Note 3. Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(11,035)	$(11,951)	$(10,138)	$(11,483)
Other comprehensive (loss) income	(465)	856	(1,362)	388
Balance at end of period	$(11,500)	$(11,095)	$(11,500)	$(11,095)

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

As the Company incurred a net loss during each of the three months and nine months ended September 30, 2021 and 2020, basic average common shares outstanding and diluted average common shares outstanding were the same because the effect of potential shares of common stock, including stock options (436,973 – 2021 and 654,617 – 2020) and unvested restricted stock issued (182,011 – 2021 and 199,391 – 2020), was anti-dilutive.

The information used to compute basic and diluted net loss per common share was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(4,907)	$(3,273)	$(16,621)	$(10,944)
Weighted average shares outstanding (basic and diluted)	22,096,704	17,596,076	21,727,561	16,812,806
Net loss per common share:
Basic	$(0.22)	$(0.19)	$(0.76)	$(0.65)
Diluted	$(0.22)	$(0.19)	$(0.76)	$(0.65)

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

The following table summarizes the Company’s revenue by product group for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
3D printing machines	$10,792	$10,488	$26,200	$21,703
3D printed and other products, materials and services	8,251	6,911	24,646	20,178
	$19,043	$17,399	$50,846	$41,881

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

For the nine months ended September 30, 2021, the Company recognized revenue of $9,361 related to contract liabilities at January 1, 2021. There were no other significant changes in contract liabilities during the nine months ended September 30, 2021. Contract assets were not significant during the nine months ended September 30, 2021.

As of September 30, 2021, the Company had approximately $57,300 of remaining performance obligations (including contract liabilities), which is also referred to as backlog, of which approximately $50,700 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (Note 1) including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers.

The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Accounts receivable and net investment in sales-type leases are reported at their net realizable value. The Company carries its investment in sales-type leases based on discounting the minimum lease payments by the interest rate implicit in the lease, less an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts related to accounts receivable and net investment in sales-type leases is based on the Company’s evaluation of customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon review of these accounts, and management’s analysis and judgment, the Company records a specific allowance for that customer’s accounts receivable or net investment in sales-type lease balance to reduce the outstanding balance to the amount expected to be collected. The allowance is re-evaluated and adjusted periodically as additional information is received that impacts the allowance amount reserved. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $529 and $576, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded net provision for bad debts of $15 and $15, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded net recoveries for bad debts of $38 and $4, respectively.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The following provides a reconciliation of cash, cash equivalents, and restricted cash as reported in the accompanying condensed consolidated balance sheet to the same such amounts shown in the accompanying condensed statement of consolidated cash flows as of the dates indicated:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$122,809	$49,668
Restricted cash	1,870	508
Cash, cash equivalents, and restricted cash	$124,679	$50,176

Restricted cash at September 30, 2021 included $1,270 of cash collateral required by a German bank for short-term financial guarantees and letters of credit issued by ExOne GmbH in connection with certain commercial transactions requiring security (Note 9) and $600 of cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program

Restricted cash at December 31, 2020 included $508 of cash collateral required by a United States bank to offset certain short-term, unsecured lending commitments associated with the Company’s corporate credit card program.

Each of the balances described above are considered legally restricted by the Company.

Note 7. Inventories

Inventories consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Raw materials and components	$14,728	$9,436
Work in process	5,481	4,797
Finished goods	4,869	6,329
	$25,078	$20,562

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

At September 30, 2021 and December 31, 2020, the allowance for slow-moving and obsolete inventories was $2,870 and $2,678, respectively, and has been reflected as a reduction to inventories (principally raw materials and components). The following table summarizes changes in the allowance for slow-moving and obsolete inventories for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$2,813	$2,493	$2,678	$3,443
Provision for slow-moving and obsolete inventories ̶ net	160	30	378	130
Reductions for sale, consumption or scrap of previously reserved amounts	(42)	(55)	(50)	(1,110)
Foreign currency translation adjustments	(61)	94	(136)	99
Balance at end of period	$2,870	$2,562	$2,870	$2,562

Reductions for sale, consumption or scrap of previously reserved amounts for the nine months ended September 30, 2020 consisted principally of certain raw material and component inventories associated with the Company’s former Exerial 3D printing platform, which were disposed of during the period. There was no significant benefit or charge recorded during the nine months ended September 30, 2020 in connection with the related disposals.

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

At September 30, 2021 and December 31, 2020, the product warranty reserves balance was $1,011 and $1,335, respectively, and has been reflected in accrued expense and other current liabilities in the accompanying condensed consolidated balance sheet. The following table summarizes changes in the product warranty reserves balance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,100	$603	$1,335	$866
Provisions for new issuances	422	391	1,313	854
Payments	(373)	(561)	(1,769)	(1,406)
Reserve adjustments	(126)	607	167	728
Foreign currency translation adjustments	(12)	25	(35)	23
Balance at end of period	$1,011	$1,065	$1,011	$1,065

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

Commitments

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. The credit facility provides a capacity amount of $4,057 (€3,500) for the issuance of financial guarantees and letters of credit for commercial transactions requiring security.  The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1,159 (€1,000).  Amounts in excess of $1,159 (€1,000) require cash collateral under the credit facility.

At September 30, 2021, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the credit facility were $2,429 (€2,096), with expiration dates ranging from November 2021 through March 2023. At September 30, 2021, cash collateral of $1,270 (€1,096) was required for financial guarantees and letters of credit issued under the credit facility (included in restricted cash in the accompanying condensed consolidated balance sheet). At December 31, 2020, total outstanding financial guarantees and letters of credit issued by ExOne GmbH under the amended credit facility were $928 (€756). At December 31, 2020, no cash collateral was required for financial guarantees and letters of credit issued under the credit facility.

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

During the three months and nine months ended September 30, 2020, the Company recorded interest expense related to the credit facility of $34 and $113, respectively. Included in interest expense for the three months and nine months ended September 30, 2020 was $8 and $35, respectively, associated with amortization of debt issuance costs, and $26 and $78, respectively, associated with the commitment fee on the unused portion of the revolving credit facility.

There were no borrowings under the credit facility during the three or nine months ended September 30, 2020.

Note 11. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
Paycheck Protection Program loan	$—	$—	$—	$2,194	$—	$2,194
Building note payable	—	—	—	1,226	(15)	1,211
Less: Amount due within one year	—	—	—	(1,626)	4	(1,622)
	$—	$—	$—	$1,794	$(11)	$1,783

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

Pursuant to the terms of the Note, the Loan bore interest at a rate of 1.00% per annum and matured on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would have been due and payable monthly through the Maturity Date. Subsequent to the Company entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 2020 to August 2021.  Pursuant to the terms of the PPP, the Loan, or a portion thereof, could be forgiven if Loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company used all of the Loan proceeds for qualifying expenses.

During June 2021, the Company submitted an application to the SBA requesting full forgiveness of the Loan. On July 8, 2021, the Company received notice from the SBA that the Loan had been forgiven in full, including forgiveness of all interest accrued to date. This formal notice from the SBA legally released the Company of any obligations under the Loan. As a result, the Company recognized a gain on extinguishment of the PPP loan of $2,220 during the three months ended September 30, 2021. The total gain on extinguishment of debt of $2,220 was comprised of $2,194 related to the forgiveness of principal and $26 related to the forgiveness of accrued interest.

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

Note 12. Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2021 and 2020 was $1 and ($34), respectively. The (benefit) provision for income taxes for the nine months ended September 30, 2021 and 2020 was ($410) and $200, respectively. The Company has completed a discrete period computation of its provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2021 and 2020 was 0.0% (provision on a loss) and 1.0% (benefit on a loss), respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 2.4% (benefit on a loss) and 1.9% (provision on a loss), respectively.

For the three months ended September 30, 2021 and the three months and nine months ended September 30, 2020, the effective tax rate differed from the United States federal statutory tax rate of 21.0% primarily due to net changes in valuation allowances for the period.

For the nine months ended September 30, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan.  During the three months ended March 31, 2021, the Company received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Note 13. Equity-Based Compensation

On January 24, 2013, the Board adopted the 2013 Equity Incentive Plan (the “Plan”). In connection with the adoption of the Plan, 500,000 shares of common stock were reserved for issuance pursuant to the Plan, with automatic increases in such reserve available each year annually on January 1 from 2014 through 2023 equal to the lesser of 3.0% of the total outstanding shares of common stock as of December 31 of the immediately preceding year, or a number of shares of common stock determined by the Board, provided that the maximum number of shares authorized under the Plan could not exceed 1,992,241 shares, subject to certain adjustments. The maximum number of shares authorized under the Plan was reached on January 1, 2017. At September 30, 2021, 412,404 shares remained available for future issuance under the Plan.

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

On February 5, 2020, the Compensation Committee of the Board adopted the 2020 Annual Incentive Program (the “2020 Program”) as a subplan under the Plan. The 2020 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others. The target annual incentive for each 2020 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial goals (as approved by the Compensation Committee of the Board). The Compensation Committee of the Board retained negative discretion over amounts payable under the 2020 Program. During the three months and nine months ended September 30, 2020, the Company recorded no equity-based compensation expense based on the estimated outcome of the defined financial goals for 2020 under the 2020 Program.

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Annual Incentive Program (the “2021 Program”) as a subplan under the Plan.  The 2021 Program provided an opportunity for performance-based compensation to senior executive officers of the Company, among others.  The target annual incentive for each 2021 Program participant was expressed as a percentage of base salary and was conditioned on the achievement of certain financial and/or individual performance goals (as approved by the Compensation Committee of the Board).  The Compensation Committee of the Board retained negative discretion over amounts payable under the 2021 Program.  During the three months and nine months ended September 30, 2021, the Company recorded $24 and $69, respectively, in equity-based compensation expense based on the estimated outcome of the defined financial and individual goals for 2021 under the 2021 Program.

On February 2, 2021, the Compensation Committee of the Board adopted the 2021 Executive Stock Performance Program (the “ESPP”) as a subplan under the Plan.  The ESPP provided an opportunity for senior executive officers of the Company to earn performance-based compensation based on the performance of the Company’s common stock over a one-year period ending December 31, 2021. During the three months and nine months ended September 30, 2021, the Company recorded $21 and $56, respectively, in equity-based compensation expense based on the estimated fair value of the equity-based compensation awards expected to be granted under the ESPP.

The following table summarizes the total equity-based compensation expense recognized by the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Equity-based compensation expense recognized:
Stock options	$57	$127	$242	$316
Restricted stock	338	244	697	490
Other(a)	55	8	169	22
Total equity-based compensation expense before income taxes	450	379	1,108	828
Benefit for income taxes(b)	—	—	—	—
Total equity-based compensation expense net of income taxes	$450	$379	$1,108	$828

(a)

For both the three months and nine months ended September 30, 2021, Other represents expense associated with the 2021 Program, the ESPP, and certain employee contractual amounts to be settled in equity. For the nine months ended September 30, 2021, Other also includes expense associated with unrestricted stock issued to a non-employee director. For each of the 2020 periods, Other represents expense associated with certain employee contractual amounts to be settled in equity.

(b)	The Benefit for income taxes from equity-based compensation for each of the periods presented has been determined to be $0 based on recorded valuation allowances against net deferred tax assets.

At September 30, 2021, total future compensation expense related to unvested awards yet to be recognized by the Company was $137 for stock options and $2,460 for restricted stock. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of 0.9 years.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Weighted average fair value per stock option	$19.04	$5.11 - $6.20
Volatility	71.1%	58.0% - 58.6%
Average risk-free interest rate	0.5%	0.2%
Dividend yield	0.0%	0.0%
Expected term (years)	3.5	3.5

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

The activity for stock options was as follows for the periods indicated:

	Nine Months Ended September 30,
	2021			2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	641,232	$9.80	$4.74	854,259	$9.34	$4.49
Stock options granted	4,500	$38.22	$19.04	25,022	$14.40	$5.99
Stock options exercised	(208,259)	$11.81	$6.45	(117,854)	$7.28	$3.12
Stock options forfeited	(500)	$7.11	$2.77	(79,936)	$7.85	$3.41
Stock options expired	—	$—	$—	(26,874)	$12.02	$6.78
Outstanding at end of period	436,973	$9.14	$4.07	654,617	$9.81	$4.75
Exercisable at end of period	409,591	$8.81	$3.92	506,295	$10.46	$5.27
Expected to vest at end of period	27,382	$14.05	$6.29	148,322	$7.62	$3.01

At September 30, 2021, intrinsic value associated with stock options exercisable and expected to vest was $5,966 and $322, respectively. The weighted average remaining contractual term of stock options exercisable and expected to vest at September 30, 2021, was 2.3 years and 3.6 years, respectively. Stock options with an aggregate intrinsic value of $5,906 were exercised by employees during the nine months ended September 30, 2021, resulting in proceeds to the Company from the exercise of stock options of $2,460. Stock options with an aggregate intrinsic value of $1,096 were exercised by employees during the nine months ended September 30, 2020, resulting in proceeds to the Company from the exercise of stock options of $858. The Company recorded no income tax benefit related to these exercises.

The activity for restricted stock was as follows for the periods indicated:

	Nine Months Ended September 30,
	2021		2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	188,891	$9.52	66,513	$8.76
Restricted stock granted	81,083	$22.12	209,891	$9.58
Restricted stock vested	(87,963)	$8.84	(77,013)	$8.94
Restricted stock forfeited	—	$—	—	$—
Outstanding at end of period	182,011	$15.47	199,391	$9.55
Restricted stock expected to vest at end of period	182,011	$15.47	199,391	$9.55

Restricted stock that vested during the nine months ended September 30, 2021 and 2020, had a fair value of $2,424 and $635, respectively.

Participants have the option to elect net settlement for restricted stock awards.  Under net settlement, the Company withholds shares of stock that would otherwise be delivered to the employee and remits cash equal to the fair value of shares withheld to the taxing authority to satisfy tax withholding obligations.  During the nine months ended September 30, 2021 and 2020, the Company withheld shares with a fair value of $7 and $15, respectively, related to the net settlement of restricted stock awards.

Note 14. Concentration of Credit Risk

During the three months and nine months ended September 30, 2021 and 2020, the Company conducted a significant portion of its business with a limited number of customers, though not necessarily the same customers for each respective period. For the three months ended September 30, 2021 and 2020, the Company’s five most significant customers represented 33.3% and 39.5% of total revenue, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s five most significant customers represented 18.7% and 20.0% of total revenue, respectively. At September 30, 2021 and December 31, 2020, accounts receivable from the Company’s five most significant customers were $3,175 and $1,633, respectively.

Note 15. Other (Income) Expense – Net

Other (income) expense – net consisted of the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income	$(8)	$(4)	$(14)	$(19)
Foreign currency (gains) losses - net	(36)	299	112	262
Other – net	(4)	19	(35)	76
	$(48)	$314	$63	$319

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

In addition to the risk factors previously disclosed in our filings with the Securities and Exchange Commission (the “SEC”), including the items described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, the following factors, among others, could cause results to differ materially from forward-looking statements or historical performance: the severity and duration of world health events, including the COVID-19 outbreak and the related economic repercussions and operational challenges; the ability of Desktop Metal, Inc., a Delaware corporate (“DM”) and us to consummate the proposed transaction (the planned merger transaction with DM further described in the “Merger Transaction” section below) in a timely manner or at all, including the ability to secure regulatory approvals; impact to our business if the transaction is not consummated; successful integration of DM’s and our businesses and realization of synergies and benefits; the ability of DM to implement business plans, forecasts and other expectations following the completion of the transaction; risk that actual performance and financial results following completion of the transaction differ from projected performance and results; business disruption following the transaction; our ability to consistently generate operating profits; fluctuations in our revenues and operating results; our competitive environment and its competitive position; our ability to enhance our current 3D printing machines and technology and to develop and introduce new 3D printing machines; our ability to qualify more industrial materials in which it can print; demand for our products; the availability of skilled personnel; the impact of loss of key management; the impact of customer specific terms in machine sale agreements in determining the period in which we recognize revenue; risks related to global operations including effects of foreign currency and COVID-19; dependency on certain critical suppliers; nature or impact of alliances and strategic investments; reliance on critical information technology systems; the effect of litigation, contingencies and warranty claims; liabilities under laws and regulations protecting the environment; the impact of governmental laws and regulations; operating hazards, cyberattacks, war, terrorism and cancellation or unavailability of insurance coverage; the impact of disruption of our manufacturing facilities or ExOne Adoption Centers; the adequacy of our protection of our intellectual property; expectations regarding demand for our industrial products, and other matters with regard to outlook; and other factors beyond our control, including the impact of COVID-19. For additional information about other risks and uncertainties that could cause actual results of the proposed transaction to differ materially from those described in the forward-looking statements in this communication of ExOne’s business, financial condition, results of operations and prospects generally, please refer to the Company’s reports filed with the SEC, including without limitation the “Risk Factors” and/or other information included in the Company’s proxy statement on Schedule 14A relating to the proposed transaction filed with the SEC on October 8, 2021, definitive additional materials and other filings by the Company in connection with the proposed transaction and such other reports as ExOne has filed or may file with the SEC from time to time. For additional information about risks and uncertainties that may cause actual results of the proposed transaction to differ materially from those described, please refer to DM’s reports filed with the SEC, including without limitation the “Risk Factors” and/or other information included in such reports. While the list of factors presented here is, and the list of factors presented in the proxy statement/prospectus will be considered representative, no such list should be considered to be a complete statement of all risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Except as required by applicable law, neither DM nor ExOne will update any forward-looking statements to reflect new information, future events, changed circumstances or otherwise.

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

Our operating results continue to be impacted by a prolonged downturn in global manufacturing trends as a result of COVID-19 which has influenced the capital expenditure investments of our customers. Despite these headwinds, we ended the third quarter of 2021 with a backlog balance of approximately $57,300. We expect the combination of our backlog at September 30, 2021 and an acceleration in market adoption of our binder jetting technology, including our latest printer platforms (our X1 25Pro, X1 160Pro and InnoventPro® for metal applications, our S-Max Pro for sand applications, and the office-friendly ExOne Metal DesignlabTM printer for metal or ceramic parts), to provide the basis for our operating stability and growth for the remainder of 2021 and into 2022 despite continuing negative macroeconomic trends for global manufacturing, including the impact of COVID-19.

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

On October 20, 2021, we and DM received clearance from the German Federal Ministry for Economic Affairs and Energy, a foreign investment regulatory authority, that the transactions contemplated by the Merger Agreement have been cleared pursuant to section 58a paragraph 1 of the German Foreign Trade and Payments Ordinance. Additionally, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 28, 2021 at 11:59 p.m. Eastern Time. Accordingly, we and DM have now received all regulatory approvals required as a condition to consummate the Mergers.

On November 9, 2021, we held a special meeting of stockholders.  At that special meeting, our stockholders voted to approve the Merger Agreement. Pursuant to the Merger Agreement, the proposed transaction may close as soon as three business days following the date of the special meeting of our stockholders, subject to customary closing conditions.

During the three months and nine months ended September 30, 2021, we incurred expenses associated with the planned merger transaction of $3,376 and $3,477, respectively, all of which are included in selling, general and administrative expenses in the accompany condensed statement of consolidated operations and comprehensive loss.

Backlog

At September 30, 2021, our backlog was approximately $57,300 of which approximately $50,700 is expected to be fulfilled during the next twelve months notwithstanding uncertainty related to the impact of COVID-19 (further discussed above) including, but not limited to, domestic and international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. At December 31, 2020, our backlog was approximately $39,400 and at September 30, 2020 our backlog was approximately $42,600.

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

Results of Operations

Net Loss

Net loss for the three months ended September 30, 2021 was $4,907, or $0.22 per basic and diluted share, compared with a net loss of $3,273, or $0.19 per basic and diluted share, for the three months ended September 30, 2020. The increase in our net loss was primarily due to increases in both selling, general and administrative expenses and research and development expenses (further described below), partially offset by a $2,220 gain on the extinguishment of the Paycheck Protection Program (the “PPP”) loan and increases in gross margin (further described below).

Net loss for the nine months ended September 30, 2021 was $16,621, or $0.76 per basic and diluted share, compared with a net loss of $10,944, or $0.65 per basic and diluted share, for the nine months ended September 30, 2020. The increase in our net loss was primarily due to increases in both selling, general and administrative expenses and research and development expenses (further described below) and the absence of a gain of $1,462 recognized during the three months ended March 31, 2020 associated with the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.  Partially offsetting these increases in net loss was a $2,220 gain on the extinguishment of the PPP loan and increases in gross margin (further described below).

Revenue

The following table summarizes revenue by product group for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
3D printing machines	$10,792	56.7%	$10,488	60.3%	$26,200	51.5%	$21,703	51.8%
3D printed and other products, materials and services	8,251	43.3%	6,911	39.7%	24,646	48.5%	20,178	48.2%
	$19,043	100.0%	$17,399	100.0%	$50,846	100.0%	$41,881	100.0%

Revenue for the three months ended September 30, 2021 was $19,043, compared with revenue of $17,399 for the three months ended September 30, 2020, an increase of $1,644, or 9.4%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups.

The increase in revenue from 3D printing machines of $304 for the three months ended September 30, 2021, or 2.9%, as compared to the same period in the prior year, resulted primarily from higher volumes (21 units sold during the three months ended September 30, 2021 versus 13 units sold during the three months ended September 30, 2020), partially offset by an unfavorable mix of machines sold.

The increase in revenue from 3D printed and other products, materials and services for the three months ended September 30, 2021 of $1,340, or 19.4%, resulted primarily from an increase of $680 associated with funded research and development arrangements primarily related to work performed in connection with two larger government projects and an automotive project, an increase of $463 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $383 in sand EAC revenues based on higher customer demand for indirect printed products. Offsetting these increases was a reduction of revenue of $282 from our global metal EACs based on lower customer demand for direct printed products.

Revenue for the nine months ended September 30, 2021 was $50,846, compared with revenue of $41,881 for the same period in the prior year, an increase of $8,965, or 21.4%. The increase in revenue resulted from an increase in revenue attributable to both of our product groups.

The increase in revenue from 3D printing machines of $4,497 for the nine months ended September 30, 2021, or 20.7%, resulted primarily from higher volumes (46 units sold during the nine months ended September 30, 2021 versus 35 units sold during the nine months ended September 30, 2020), partially offset by an unfavorable mix of machines sold.

The increase in revenue from 3D printed and other products, materials and services of $4,468 for the nine months ended September 30, 2021, or 22.1%, resulted primarily from an increase of $2,734 in consumable materials and aftermarket revenues based on growth in our global installed base of 3D printing machines and an increase of $2,005 associated with funded research and development arrangements (related to work performed on multiple government and commercial projects). Offsetting these increases were reductions in revenue of $490 from our global EACs (primarily driven by reductions in revenue at the metal EACs) based on lower customer demand for printed products.

Revenue for both product groups was negatively impacted by COVID-19, including disruptions to domestic and international shipping and travel (which caused delays in the timing of delivery and installation of 3D printing machines, driving corresponding delays in revenue recognition) in addition to negative macroeconomic effects on global manufacturing.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2021 was $13,721, compared with cost of sales of $13,500 for the three months ended September 30, 2020, an increase of $221, or 1.6%. Gross profit for the three months ended September 30, 2021 was $5,322, compared with gross profit of $3,899 for the three months ended September 30, 2020, an increase of $1,423. Gross profit percentage was 27.9% for the three months ended September 30, 2021, compared with 22.4% for the three months ended September 30, 2020.

The increase in gross profit was primarily due to higher revenue volumes, favorable product warranty experience and higher contribution margin from 3D printing machine sales based on the mix of machines sold, partially offset by higher overhead costs, including higher productive workforce costs due to increased headcount, and the continued impact of operating inefficiencies and challenges driven by the COVID-19 operating environment, resulting in higher input costs.

Cost of sales for the nine months ended September 30, 2021 was $38,648, compared with cost of sales of $31,263 for the nine months ended September 30, 2020, an increase of $7,385, or 23.6%. Gross profit for the nine months ended September 30, 2021 was $12,198, compared with gross profit of $10,618 for the nine months ended September 30, 2020, an increase of $1,580. Gross profit percentage was 24.0% for the nine months ended September 30, 2021, compared with 25.4% for the nine months ended September 30, 2020.

The increase in gross profit during the nine months ended September 30, 2021 was primarily due to higher revenue volumes and favorable product warranty experience, partially offset by higher overhead costs, including higher productive workforce costs due to increased headcount, and the continued impact of operating inefficiencies and challenges driven by the COVID-19 operating environment, resulting in higher input costs.

Research and Development

Research and development expenses for the three months ended September 30, 2021 were $2,909, compared with research and development expenses of $2,013 for the three months ended September 30, 2020, an increase of $896, or 44.5%. The increase in research and development expenses was primarily due to an increase of $376 in material-related costs incurred associated with systems and materials development of binder jetting technology and an increase of $369 in employee-related costs, principally due to headcount increases.

Research and development expenses for the nine months ended September 30, 2021 were $8,541, compared with research and development expenses of $6,858 for the nine months ended September 30, 2020, an increase of $1,683, or 24.5%. The increase in research and development expenses was primarily due to an increase of $952 in material-related costs incurred associated with systems and materials development of binder jetting technology and an increase of $819 in employee-related costs, principally due to headcount increases.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2021 were $9,585, compared with selling, general and administrative expenses of $4,825 for the three months ended September 30, 2020, an increase of $4,760, or 98.7%. The increase in selling, general and administrative expenses was primarily due an increase of $3,431 in consulting and professional fees (principally due to $3,376 in expenses related to the planned merger transaction), an increase in employee-related costs of $949 due to investments in our commercial infrastructure, an increase of $148 in sales promotion and trade show expenses, and an increase of $107 in travel-related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $22,676, compared with selling, general and administrative expenses of $15,476 for the nine months ended September 30, 2020, an increase of $7,200, or 46.5%. The increase in selling, general and administrative expenses was primarily due to an increase of $4,197 in consulting and professional fees (principally due to $3,477 in expenses related to the planned merger transaction), an increase in employee-related costs of $1,239 due to investments in our commercial infrastructure, and an increase in commissions of $468 based on higher revenues.  There was also an increase of $434 in sales promotion and trade show expenses, a $267 increase in equity-based compensation expense, and a $251 increase in insurance expense due to increased coverage and higher premiums for the nine months ended September 30, 2021.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $2, compared with interest expense of $54 for the three months ended September 30, 2020, a decrease of $52, or 96.3%. The decrease in interest expense was primarily due to the absence of $34 in interest expense associated with the related party revolving credit facility recognized during the three months ended September 30, 2020 and the absence of $18 in interest expense associated with the building note payable recognized during the three months ended September 30, 2020.  The related party revolving credit facility was terminated (Note 10) and the building note payable was extinguished (Note 11) during the three months ended March 31, 2021.

Interest expense for the nine months ended September 30, 2021 was $169, compared with interest expense of $171 for the nine months ended September 30, 2020, a decrease of $2, or 1.2%. The decrease in interest expense was primarily due to the absence of interest expense associated with the related party revolving credit facility following its termination during the three months ended March 31, 2021 (Note 10) and the absence of interest expense associated with the building note payable following its extinguishment during the three months ended March 31, 2021 (Note 11).  We recognized interest expense of $113 associated with the related party revolving credit facility and $55 of interest expense associated with the building note payable during the nine months ended September 30, 2020. These decreases in interest expense were mostly offset by a $105 loss on the extinguishment of debt recognized during the nine months ended September 30, 2021 due to the termination of the related party revolving credit facility and a $14 loss on extinguishment of debt recognized during the nine months ended September 30, 2021 due to the extinguishment of the building note payable.

Additionally, during the three months ended September 30, 2021, the Company received notice of full forgiveness of the PPP loan. As a result, the Company recognized a gain on extinguishment of the PPP loan of $2,220 during the three months ended September 30, 2021 (Note 11). The total gain on extinguishment of debt of $2,220 was comprised of $2,194 related to the forgiveness of principal and $26 related to the forgiveness of accrued interest.

Other (Income) Expense – Net

Other (income) expense – net for the three months ended September 30, 2021 was ($48), compared with other expense (income) – net of $314 for the three months ended September 30, 2020. The change of $362 was principally due to favorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Other expense (income) – net for the nine months ended September 30, 2021 was $63, compared with other expense (income) – net of $319 for the nine months ended September 30, 2020.  The decrease of $256 was principally due to favorable foreign exchange rate changes and the related impact on certain intercompany transactions between subsidiaries for which settlement has occurred or is planned.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2021 and 2020 was $1 and ($34), respectively. The (benefit) provision for income taxes for the nine months ended September 30, 2021 and 2020 was ($410) and $200, respectively. We have completed a discrete period computation of our provision (benefit) for income taxes for each of the periods presented. The discrete period computation was required as a result of jurisdictions with losses before income taxes for which no tax benefit can be recognized and an inability to generate reliable estimates for results in certain jurisdictions as a result of inconsistencies in generating net operating profits (losses) in those jurisdictions.

The effective tax rate for the three months ended September 30, 2021 and 2020 was 0.0% (provision on a loss) and 1.0% (benefit on a loss), respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 2.4% (benefit on a loss) and 1.9% (provision on a loss), respectively.

For the three months ended September 30, 2021 and the three months and nine months ended September 30, 2020, the effective tax rate differed from the United States federal statutory tax rate of 21.0% primarily due to net changes in valuation allowances for the period.

For the nine months ended September 30, 2021, the effective tax rate differed from the United States federal statutory rate of 21.0% primarily due to net changes in valuation allowances for the period and recognition of a discrete income tax benefit of $412 related to the carryback of net operating losses in Japan.  During the three months ended March 31, 2021, we received confirmation from Japanese tax authorities that ExOne KK met the definition of a small or medium-sized enterprise (SME) under Japanese tax regulations, eliminating certain restrictions on the use of net operating losses to offset taxable income. ExOne KK filed amended tax returns related to tax years 2016 through 2019 to carryback net operating losses, resulting in total tax refunds of $412.

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

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $4,907 and $16,621 for the three months and nine months ended September 30, 2021, respectively. At September 30, 2021, we had $122,809 in unrestricted cash and cash equivalents.

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

Pursuant to the terms of the Note, the Loan bore interest at a rate of 1.00% per annum and matured on April 18, 2022 (the “Maturity Date”). Under the terms of the Note, principal and interest payments on the Loan were deferred until November 18, 2020, at which time equal installments of principal and interest would have been due and payable monthly through the Maturity Date. Subsequent to us entering into the Note, in June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which extended the deferral of principal and interest payments on the Loan from November 2020 to August 2021.  Pursuant to the terms of the PPP, the Loan, or a portion thereof, could be forgiven if Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We used all of the Loan proceeds for qualifying expenses.

During June 2021, we submitted an application to the SBA requesting full forgiveness of the Loan. On July 8, 2021, we received notice from the SBA that the Loan had been forgiven in full, including forgiveness of all interest accrued to date. This formal notice from the SBA legally released us of any obligations under the Loan. As a result, we recognized a gain on extinguishment of the PPP loan of $2,220 during the three months ended September 30, 2021. The total gain on extinguishment of debt of $2,220 was comprised of $2,194 related to the forgiveness of principal and $26 related to the forgiveness of accrued interest.

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

Cash Flows

The following table summarizes the significant components of cash flows for the periods indicated, and our cash, cash equivalents, and restricted cash balances at the end of each of the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Net cash used for operating activities	$(18,046)	$(12,615)
Net cash (used for) provided by investing activities	(3,451)	15,457
Net cash provided by financing activities	96,460	30,556
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	295
Net change in cash, cash equivalents, and restricted cash	$74,503	$33,693

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$122,809	$49,668
Restricted cash	1,870	508
Cash, cash equivalents, and restricted cash	$124,679	$50,176

Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2021 was $18,046, compared with net cash used for operating activities of $12,615 for the nine months ended September 30, 2020. The increase in net cash outflows of $5,431 was due principally to an increase in our net loss, net of noncash items, a decrease in net cash inflows from customers (principally due to the timing of cash collections on 3D printing machine sales) and an increase in net cash outflows related to inventories.  Partially offsetting these increases in net cash outflows was an increase in net cash inflows related to the timing of payments to our suppliers and vendors for our production and operating expenses.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2021 was $3,451, compared with net cash provided by investing activities of $15,457 for the nine months ended September 30, 2020.

Activity for both periods included cash outflows for capital expenditures (consistent with our operating plans).

For the nine months ended September 30, 2020, net cash provided by investing activities included $16,229 in proceeds from the sale of property and equipment, including the sale-leaseback of our European headquarters and operating facility in Gersthofen, Germany.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $96,460, compared with net cash provided by financing activities of $30,556 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, net cash provided by financing activities primarily included cash inflows of $95,288 in proceeds from our common stock offerings, net of issuance costs (further discussed above) and $2,429 in proceeds from the exercise of stock options by employees, partially offset by $1,226 in cash outflows associated with the extinguishment of the building note payable (further discussed above).

For the nine months ended September 30, 2020, net cash provided by financing activities included cash inflows of $27,699 in proceeds from at-the-market offerings of common stock, net of issuance costs (further discussed above), $2,194 in proceeds from borrowings on long-term debt associated with our PPP Loan (further discussed above) and $858 in proceeds from the exercise of stock options by employees.

Financial Condition

The following summarizes the material changes in our financial condition from December 31, 2020 to September 30, 2021:

Restricted cash increased by $1,362 due to an increase in financial guarantees and letters of credit issued through our credit facility with a German bank, resulting in an increase of $1,270 in required cash collateral associated with those financial guarantees and letters of credit, and due to $92 in additional cash collateral required by a United States bank related to our corporate credit card program.

Accounts receivable increased by $3,487 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales).

Inventories increased by $4,516 due to increases in raw material inventories and work in process inventories consistent with our growth in backlog.

Prepaid expenses and other current assets increased by $1,862, primarily due to increases in prepayments to suppliers for 3D printing machine components and subassemblies and increases in prepaid insurance (primarily due to increased coverage and higher premiums).

Property and equipment – net increased by $1,515, mostly due to capital expenditures of $3,201 and net transfers of 3D printing machines from inventory to property and equipment of $1,610, partially offset by a decrease due to depreciation expense of $2,720 recognized during the period. The remaining decrease was primarily due to the effect of changes in foreign exchange rates on property and equipment balances recorded in Germany and Japan.

Operating lease right-of-use assets decreased by $1,554, principally due to the amortization of the right-of-use asset associated with the lease for our European headquarters and operating facility in Gersthofen, Germany during the period.

Accounts payable increased by $3,156 due to the timing of payments to our suppliers and vendors for our production and operating expenses.

Accrued expenses and other current liabilities increased by $1,788, principally due to an increase of $1,668 in accrued professional services fees (primarily the accrual of expenses incurred in connection with the planned merger transaction).

Operating lease liabilities decreased by $1,554, principally due to payments made under the lease agreement for our European headquarters and operating facility in Gersthofen, Germany during the period.

Contract liabilities increased $3,015 based on the timing of cash payments by customers (principally the timing of cash collections on 3D printing machine sales consistent with growth in our backlog). Contract liabilities have also been impacted as a result of disruptions in delivery and installation of our 3D printing machines as a result of COVID-19.

Off Balance Sheet Arrangements

In the normal course of its operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank.

At September 30, 2021, total outstanding financial guarantees and letters of credit issued by us were $2,522 (€2,176), of which $2,429 (€2,096) were issued through the credit facility with a German bank. Cash collateral of $1,270 (€1,096) was required for financial guarantees and letters of credit issued under the credit facility. The outstanding financial guarantees and letters of credit include expiration dates ranging from November 2021 through March 2023.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as follows:

On August 11, 2021, we entered into a Merger Agreement with DM. See Part I, Item 1. Notes to Condensed Consolidated Financial Statements - Note 1. Basis of Presentation of this report. There have been no material changes from the risk factors described in the proxy statement on Schedule 14A relating to the Mergers filed with the SEC on October 8, 2021 other than receiving clearance from the German Federal Ministry for Economic Affairs and Energy on October 20, 2021, the expiration of the HSR waiting period on October 28, 2021 and the approval of the Mergers by our stockholders on November 9, 2021.

Item 2.     Issuer Purchases of Equity Securities.

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

A summary of our deemed repurchases of shares of our common stock to satisfy tax withholding obligations related to the vesting of restricted stock, as described above, during the three months ended September 30, 2021 is as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (a)
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	412	18.15	—	—
September 1, 2021 - September 30, 2021	—	—	—	—
	412	$18.15	—	$—
(a)

All of our repurchases of shares of our common stock during the three months ended September 30, 2021 were in connection with the net settlement of vested restricted stock awards. The Company did not have any publicly announced plans or programs to purchase our common stock during the three months ended September 30, 2021.

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

Exhibit Number	Description	Method of Filing

2.1*	Agreement and Plan of Merger, dated as of August 11, 2021, by and among DM, Merger Sub I, Merger Sub II and the Company.	Incorporated by reference to Exhibit 2.1 of Form 8-K (#001-35806) filed on August 12, 2021.

3.1	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 of Form 8-K (#001-35806) filed on August 12, 2021.

10.1	Change of Control Severance Plan, as amended August 8, 2018 and September 13, 2021.**	Filed herewith.

10.2	Form of Retention Bonus Award.**	Filed herewith.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed herewith.

* Certain exhibits and schedules to this Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to provide to the Securities and Exchange Commission copies of such documents upon request; provided, however, that the Company reserves the right to request confidential treatment for portions of any such documents.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with two asterisks (**).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The ExOne Company

By:	/s/ John F. Hartner
John F. Hartner
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021

By:	/s/ Douglas D. Zemba
Douglas D. Zemba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2021